Form 10-Q
period 2000-09-30
MEDICHEM LIFE SCIENCES INC
filed 2000-12-04
CIK 1115512

================================================================================

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)
 X     Quarterly report for the period ended September 30, 2000 pursuant to
___    Section 13 or 15(d) of the Securities Exchange Act of 1934

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                         Commission file number 0-31781


                          MediChem Life Sciences, Inc.
             (Exact name of registrant as specified in its charter)



           Delaware                                  36-3518660
           --------                                  ----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

12305 South New Avenue, Lemont, Illinois               60439
----------------------------------------               -----
(Address of principal executive offices)             (Zip Code)



                                 (630) 257-1500
                                 --------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes     No  X
                                                ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

26,501,029 shares of Common Stock, $.01 par value, outstanding at November 29, 2000.

================================================================================
                       Website is: http://www.medichem.com

                 MEDICHEM LIFE SCIENCES, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX
                      For Quarter Ended September 30, 2000

                                                                            Page
                                                                            ----
Part I. Financial Information

  Item 1. Financial Statements
          Condensed Consolidated Balance Sheets                               3
          Condensed Consolidated Statements of Operations                     4
          Condensed Consolidated Statements of Cash Flows                     5
          Notes to the Condensed Consolidated Financial Statements            6

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               11

  Item 3. Quantitative and Qualitative Disclosures About Market Risk          15

Part II. Other Information

  Item 2. Changes in Securities and Use of Proceeds                           15

  Item 6. Exhibits and Reports Filed on Form 8-K                              15

Signatures                                                                    16

PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

MediChem Life Sciences, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

                                                                                        September 30,    December 31,
                                                                                            2000             1999
                                                                                        ------------     -----------
                                   Assets                                               (Unaudited)
Current assets:
 Cash                                                                                   $  1,178,358     $ 8,164,730
 Accounts receivable, net                                                                  3,159,092       2,225,706
 Accounts receivable - related party                                                       1,115,227         620,889
 Prepaid assets                                                                              307,017          98,447
 Other current assets                                                                      1,380,219          68,567
                                                                                        ------------     -----------
     Total current assets                                                                  7,139,913      11,178,339
Property and equipment, net                                                               13,718,179       6,376,881
Intangibles, net                                                                          30,878,417               -
Goodwill, net                                                                             23,250,306               -
Other assets                                                                               1,286,810         384,760
                                                                                        ------------     -----------
     Total assets                                                                       $ 76,273,625     $17,939,980
                                                                                        ============     ===========

                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
 Note payable to stockholder                                                            $    383,323     $ 3,000,000
 Current portion of debt and capital lease obligations                                       261,069       1,954,209
 Accounts payable                                                                          2,516,198         607,711
 Accrued expenses                                                                          1,151,050       1,162,512
 Taxes payable                                                                                 4,826         665,827
 Unearned revenue                                                                            856,039         396,000
                                                                                        ------------     -----------
     Total current liabilities                                                             5,172,505       7,786,259
Debt                                                                                      13,183,297       4,607,053
Capital lease obligations                                                                    185,499         307,562
Redeemable stock warrants                                                                  2,663,554         494,295
Deferred tax liabilities                                                                  12,638,025               -
Other                                                                                         72,233          70,588
                                                                                        ------------     -----------
     Total liabilities                                                                  $ 33,915,113     $13,265,757

Redeemable preferred stock:
 Class A convertible preferred stock, $.0005 par value, 6,351,120 shares authorized,
  issued and outstanding at September 30, 2000 and December 31, 1999                      14,223,541      13,230,000
 Class B 5% redeemable preferred stock, $.01 par value, 1,000 shares authorized,
  none issued and outstanding at September 30, 2000 and December 31, 1999                          -               -
 Class C convertible preferred stock, $.01 par value, 440,000 shares authorized,
  400,000 shares issued and outstanding at September 30, 2000
  and December 31, 1999                                                                        4,000           4,000
                                                                                        ------------     -----------
       Total redeemable preferred stock                                                   14,227,541      13,234,000

Stockholders' equity (deficit):
 Class D preferred stock, $.01 par value, 440,000 shares authorized, 400,000 shares
  issued and outstanding at September 30, 2000 and December 31, 1999                           4,000           4,000
 Class A common stock, $.0005 par value 18,655,570 shares authorized, 12,491,740 shares issued and outstanding at September 30, 2000 and 7,462,228 shares
  issued and outstanding at December 31, 1999                                                  6,696           4,000
 Class B common stock, $.0005 par value, 1,650,234 shares authorized, none issued
  and outstanding at September 30, 2000 and December 31, 1999                                      -               -
 Class C common stock, $.0005 par value, 315,577 shares authorized, none issued
  and outstanding at September 30, 2000 and December 31, 1999                                      -               -
 Additional paid-in capital                                                               41,512,966          21,542
 Deferred compensation                                                                      (129,381)              -
 Accumulated deficit                                                                     (13,263,310)     (8,589,319)
                                                                                        ------------     -----------
       Total stockholders' equity (deficit)                                               28,130,971      (8,559,777)
                                                                                        ------------     -----------
       Total liabilities and stockholders' equity (deficit)                             $ 76,273,625     $17,939,980
                                                                                        ============     ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

MediChem Life Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                 Three-month period             Nine-month period
                                                                 ended September 30,           ended September 30,
----------------------------------------------------------------------------------------------------------------------
                                                                 2000           1999           2000           1999
----------------------------------------------------------    -----------    -----------    -----------    -----------
Revenue:
 Contract revenue                                             $ 4,325,726     $3,013,129    $11,859,670    $ 7,848,073
 Contract revenue-related party                                   842,990        685,446      2,199,475      1,888,341
                                                              -----------    -----------    -----------    -----------
Total contract revenue                                          5,168,716      3,698,575     14,059,145      9,736,414

Contract service costs:
 Contract service costs                                         2,243,489      1,360,100      5,979,147      3,710,360
 Contract service costs-related party                             275,173        380,807        874,580        808,062
                                                              -----------    -----------    -----------    -----------
Total contract service costs                                    2,518,662      1,740,907      6,853,727      4,518,422

Gross profit                                                    2,650,054      1,957,668      7,205,418      5,217,992

 Milestone and intellectual property revenue                            -              -        222,000              -
 Milestone and intellectual property revenue-related party        650,000      1,187,613      1,000,000      1,187,613
                                                              -----------    -----------    -----------    -----------
Total milestone and intellectual property revenue                 650,000      1,187,613      1,222,000      1,187,613

Operating expenses:
 Selling, general and administrative expenses                   3,077,693      1,604,309      7,322,972      4,320,616
 Depreciation and amortization                                  1,573,406        235,929      2,558,413        548,635
                                                              -----------    -----------    -----------    -----------
Total operating expenses                                        4,651,099      1,840,238      9,881,385      4,869,251

Income (loss) from operations                                  (1,351,045)     1,305,043     (1,453,967)     1,536,354

Other income (expense):
 Interest expense                                                (310,334)      (221,340)      (785,534)      (354,127)
 Increase in value of redeemable stock warrants                  (263,772)             -     (2,169,259)             -
 Other, net                                                        30,397         78,748        148,310         90,651
                                                              -----------    -----------    -----------    -----------
Total other income (expense)                                     (543,709)      (142,592)    (2,806,483)      (263,476)
                                                              -----------    -----------    -----------    -----------
Income (loss) before income tax (benefit)                      (1,894,754)     1,162,451     (4,260,450)     1,272,878
Income tax (benefit)                                             (580,000)       516,128       (580,000)       573,942
                                                              -----------    -----------    -----------    -----------
Net income (loss)                                             $(1,314,754)   $   646,323    $(4,680,450)   $   698,936
                                                              ===========    ===========    ===========    ===========
  Less:
    Allocation of income to participating securities                    -        213,901              -        214,974
    Accretion to redemption value of preferred stock              339,205        307,986        993,541        358,904
                                                              -----------    -----------    -----------    -----------
    Net income (loss) available to
      common stockholders                                     $(1,653,959)   $   124,436    $(4,673,991)   $   125,058
                                                              ===========    ===========    ===========    ===========
Per share data:
    Basic net income (loss) available to
      common stockholders                                     $     (0.13)   $      0.02    $     (0.48)   $      0.02
                                                              ===========    ===========    ===========    ===========
    Diluted net income (loss) available to
      common stockholders                                     $     (0.13)   $      0.02    $     (0.48)   $      0.02
                                                              ===========    ===========    ===========    ===========
    Pro forma basic net income (loss)
      available to common stockholders                        $     (0.09)   $      0.01    $     (0.29)   $      0.01
                                                              ===========    ===========    ===========    ===========
    Pro forma diluted net income (loss)
      available to common stockholders                        $     (0.09)   $      0.01    $     (0.29)   $      0.01
                                                              ===========    ===========    ===========    ===========
    Weighted average number of common
      shares outstanding-basic                                 12,491,732      7,462,228      9,701,642      7,462,228
                                                              ===========    ===========    ===========    ===========
    Weighted average number of common
      shares outstanding-diluted                               12,491,732      8,003,613      9,701,642      7,810,880
                                                              ===========    ===========    ===========    ===========
    Pro forma weighted average number of
      shares outstanding-basic                                 18,842,853     13,813,349     16,052,763      9,974,760
                                                              ===========    ===========    ===========    ===========
    Pro forma weighted average number of
      common shares outstanding-diluted                        18,842,853     14,354,734     16,052,763     10,323,413
                                                              ===========    ===========    ===========    ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

MediChem Life Sciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                           Nine-month period ended September 30,
                                                           -------------------------------------
                                                               2000                    1999
                                                           ------------            ------------
Cash flows from operating activities:
  Net income (loss)                                         $(3,680,450)            $   698,936
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Depreciation and amortization                           2,558,412                 548,635
      Bad debt expense                                           54,447                  47,707
      Redeemable stock warrant appreciation                   2,169,259                       -
      Noncash compensation expense                                9,594                  21,542
      Noncash interest expense                                   59,525                  19,585
      Changes in assets and liabilities:
        Accounts receivable                                  (1,231,108)             (1,836,535)
        Prepaid and other current assets                     (1,239,989)               (324,088)
        Other assets                                           (618,220)               (204,332)
        Accounts payable                                      1,358,559                (224,734)
        Accrued expenses                                     (1,493,764)                951,353
        Other liabilities                                      (179,919)               (119,226)
                                                           ------------            ------------
Net cash used in operating activities                        (2,233,654)               (421,157)
                                                           ------------            ------------

Cash flows from investing activities:
  Capital expenditures                                       (8,071,053)             (3,605,735)
  Cost of purchased businesses, net of cash acquired           (336,744)                      -
                                                           ------------            ------------
Net cash provided by (used in) investing activities          (8,407,797)             (3,605,735)
                                                           ------------            ------------

Cash flows from financing activities:
  Deferred financing costs                                            -                (330,428)
  Net borrowings under revolving line of credit               6,852,209                (580,000)
  Proceeds from the issuance of note to stockholder                   -               3,000,000
  Proceeds from the issuance of loans payable                         -               6,998,000
  Repayment of debt                                             (31,738)               (537,135)
  Repayment of capital lease obligations                       (165,392)                (93,371)
  Repayment of debt to stockholder                           (3,000,000)                      -
  Proceeds from the issuance of preferred stock, net                  -               2,606,502
                                                           ------------            ------------
Net  cash provided by financing activities                    3,655,079              11,063,568
                                                           ------------            ------------

Net increase (decrease) in cash                              (6,986,372)              7,036,676

Cash at beginning of period                                   8,164,730                 171,462
                                                           ------------            ------------
Cash at end of period                                      $  1,178,358            $  7,208,138
                                                           ============            ============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                 MEDICHEM LIFE SCIENCES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and applicable Securities and Exchange Commission regulations for interim financial statements. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements presented contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 1999 included in the Company's Registration Statement on Form S-1 which was declared effective on October 26, 2000

(2)  Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS 133, as amended by FAS 138, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (2) a hedge of the exposure to variable cash flows of a forecasted transaction, or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and resulting designation.

As amended by FAS 137, FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. At the date of initial application, an entity shall choose to either (1) recognize as an asset or liability in the statement of financial position all embedded derivative instruments that are required to be separated from their host contracts or (2) select either January 1, 1998 or January 1, 1999 as a transition date for embedded derivatives. If the entity chooses to select a transition date, it shall recognize as separate assets and liabilities only those derivatives embedded in hybrid instruments issued, acquired, or substantively modified by the entity on or after the selected transition date. That choice is not permitted to be applied to only some of an entity's individual hybrid instruments and must be applied on an all-or-none basis.

The Company is currently evaluating the impact, if any, of adopting the provisions of FAS 133. Management does not expect the adoption of the provisions of FAS 133, as amended by FAS 138, (and the method of adoption) to have a material impact on the financial position or results of operations of the Company.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 140), which replaces Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 125). FAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of FAS 125's provisions without reconsideration.

The Company is currently evaluating the impact, if any, of adopting the provisions of FAS 140. Management does not expect the adoption of the provisions of FAS 140 to have a material impact on the financial position or results of operations of the Company.

On December 3, 1999 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101), which summarizes certain of the SEC Staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. In general, SAB 101 provides that if a transaction is within the scope of specific authoritative literature that provides revenue recognition guidance, that literature should be applied. However, in the absence of authoritative literature addressing a specific arrangement or a specific industry, the SEC staff will consider the existing authoritative accounting standards as well as the broad revenue recognition criteria specified in the FASB's conceptual framework that contain basic guidelines for revenue recognition.

As amended, the guidance contained in SAB 101 is effective October 1, 2000. Changes in the application of accounting principles resulting from the guidance contained in SAB 101 are reported as accounting changes in interim financial statements.

The Company is currently evaluating the impact, if any, of adopting the provisions of SAB 101. Management does not expect adoption of the provisions of SAB 101 to have a material impact on the financial position or results of operations of the Company.

(3)  Business Combinations

On May 31, 2000, the Company acquired all of the outstanding common stock of ThermoGen, Inc. through the issuance of 3,452,909 shares of its Class A common stock. The acquisition was accounted for using the purchase method of accounting, and the Company's results of operations include the results of ThermoGen from the date of its acquisition. As additional consideration, outstanding stock options of ThermoGen were converted into options to purchase 475,455 shares of Class B common stock of the Company. The total purchase price for ThermoGen was determined to be $29,730,000 and has been allocated to the assets acquired and liabilities assumed based on their relative fair value as follows: patents-$6,886,000; trade name-$3,057,000; contracts and customer base- $15,629,000; net liabilities assumed-$1,365,000; and goodwill-$15,622,000.
Included in goodwill is approximately $10,101,000 related to the establishment of deferred tax liabilities in conjunction with the purchase.

On May 31, 2000, the Company acquired all of the outstanding common stock of Emerald BioStructures, Inc. through the issuance of 1,576,602 shares of its Class A common stock. The acquisition was accounted for using the purchase method of accounting, and the Company's results of operations include the results of Emerald Biostructures from the date of its acquisition. The total purchase price for Emerald BioStructures was determined to be $12,044,000 and has been allocated to the assets acquired and liabilities assumed based on their relative fair value as follows: patents-$1,098,000; trade name-$599,000; contracts and customer base-$4,437,000; proprietary technology-$289,000; net assets assumed-$1,000; and goodwill-$8,157,000. Included in goodwill is approximately $2,537,000 related to the establishment of deferred tax liabilities in conjunction with the purchase.

The following unaudited pro forma financial information presents combined results of operations of the Company and its subsidiaries as if ThermoGen and Emerald BioStructures had been acquired on January 1, 1999. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisitions been consummated on January 1, 1999.

                                                        Nine-month period
                                                       ended September 30,
                                                   --------------------------
                                                       2000           1999
                                                   -----------    -----------

     Total contract revenue                        $15,208,995    $11,755,541
     Net loss available to common stockholders     $(5,893,890)   $(2,358,326)
     Per share net loss available to
     common stockholders-basic and diluted         $     (0.47)   $     (0.19)

(4)  Debt

The Company has a term loan note payable in the amount of $5,000,000. The note bears interest at the floating 30 day LIBOR rate plus 5.25%. Interest is payable monthly. The note is secured by substantially all of the assets of the Company and is due on June 1, 2005.

The Company maintains a credit facility in the amount of $15,000,000 that is available for working capital and acquisition purposes. Loans under this facility bear interest at the floating 30 day LIBOR rate plus 4%. Amounts borrowed under this credit facility were $4,700,000 and $0 at September 30, 2000 and December 31, 1999, respectively.

The Company has a $12,000,000 construction loan available for draws for the construction of the Woodridge, Illinois facility. Interest is payable monthly at the floating prime rate that was 9.5% at September 30, 2000. At September 30, 2000, $3,850,788 had been drawn on the construction loan.

Subsequent to September 30, 2000, the Company repaid the term loan note payable and all outstanding debt under the working capital credit facility with a portion of the net proceeds. In addition, the Company terminated the existing credit facilities.

(5)  Income Taxes

The Company applies the provisions of APB Opinion No. 28 in calculating income taxes for interim periods and accordingly uses an expected annual effective tax rate to provide for taxes. A $580,000 income tax benefit was recorded in the three-month period ended September 30, 2000 to reflect expected utilization of losses generated in the current year by carry-back to prior years in which taxable income was generated.

(6)  Net Earnings (Loss) Per Share

                                                                   For the three-month period ended
                                        ---------------------------------------------------------------------------------------
                                                    September 30, 2000                           September 30, 1999
                                        ------------------------------------------   ------------------------------------------
                                        Income (loss)   Average shares   Per share   Income (loss)   Average shares   Per share
                                         (numerator)    (denominator)     amount      (numerator)    (denominator)     amount
                                        -------------   --------------   ---------   -------------   --------------   ---------
Net income (loss)                        $(1,314,754)                                  $646,323
  Less allocation of income
    to participating securities                    -                                    213,901
  Less accretion to redemption
    value of preferred stock                 339,205                                    307,986
                                         -----------                                   --------

Class A common stock                                      12,491,732                                   7,462,228
Basic earnings (loss) per share
  Net income (loss) available
    to common stockholders               $(1,653,959)     12,491,732       $(0.13)     $124,436        7,462,228        $0.02
                                                                           ======                                       =====

Effect of dilutive securities
  Add effect of allocation of
   income to participating securities              -                                      2,806
                                         -----------                                   --------

Class B common stock options                                       -                                     225,807
Class C common stock warrants                                      -                                     315,578
                                                          ----------                                   ---------

Diluted earnings per share
  Net income available to common
   stockholders + assumed conversions    $(1,653,959)     12,491,732       $(0.13)     $127,242        8,003,613        $0.02
                                                                           ======                                       =====

                                                                   For the nine-month period ended
                                        ---------------------------------------------------------------------------------------
                                                    September 30, 2000                           September 30, 1999
                                        ------------------------------------------   ------------------------------------------
                                        Income (loss)   Average shares   Per share   Income (loss)   Average shares   Per share
                                         (numerator)    (denominator)     amount      (numerator)    (denominator)     amount
                                        -------------   --------------   ---------   -------------   --------------   ---------
Net income (loss)                        $(3,680,450)                                  $698,936
  Less allocation of income
    to participating securities                    -                                    214,974
  Less accretion to redemption
    value of preferred stock                 993,541                                    358,904
                                         -----------                                   --------

Class A common stock                                       9,701,642                                   7,462,228
Basic earnings (loss) per share
  Net income (loss) available
    to common stockholders               $(4,673,991)      9,701,642       $(0.48)     $125,058        7,462,228        $0.02
                                                                           ======                                       =====

Effect of dilutive securities
  Add effect of allocation of
   income to participating securities              -                                        882
                                         -----------                                   --------

Class B common stock options                                       -                                     225,413
Class C common stock warrants                                      -                                     123,239
                                                          ----------                                   ---------

Diluted earnings per share
  Net income available to common
   stockholders + assumed conversions    $(4,673,991)      9,701,642       $(0.48)     $125,940        7,810,880        $0.02
                                                                           ======                                       =====

Basic and diluted net earnings (loss) per common share are presented in conformity with SFAS No. 128, Earnings per Share, and SAB 98, for all periods presented. Under the provisions of SAB 98, common stock and redeemable convertible preferred stock that has been issued or granted for nominal consideration prior to the anticipated effective date of the initial public offering must be included in the calculation of basic and diluted net earnings
(loss) per common share as if these shares had been outstanding for all periods presented.

In accordance with SFAS No. 128, basic and diluted net earnings (loss) per share have been computed using the weighted-average number of shares of common stock outstanding during the period. Pro forma basic and diluted net earning (loss) per common share, as presented in the condensed consolidated statements of operations, has been computed for the three and nine month periods ended September 30, 2000 and 1999 as described above, and also gives effect to the conversion of Class A preferred stock which automatically converted to common stock immediately prior to the completion of the Company's initial public offering on October 26, 2000 (using the "as if converted" method) from the original date of issuance.

(7)  Supplemental Cash Flow Information

                                                           Nine-month period
                                                          ended September 30,
                                                       -------------------------
                                                          2000          1999
                                                       -----------   -----------
Supplemental disclosure of cash flow information:
  Interest paid                                        $   687,083   $   231,274
  Income tax payments                                      664,692        73,200
Supplemental disclosure of noncash investing
  and financing activities:
  Equipment acquired under capital lease                         -       446,235
  Class A convertible preferred stock issued to
   stockholder under equity recapitalization                     -    10,012,000
The company purchased all of the capital stock of
  ThermoGen and Emerald for $43,055,299. Liabilities
  were assumed as follows:
  Fair Value of assets acquired                         44,896,769
  Class A common stock issued for capital stock         42,718,555
  Cash paid, net                                           336,744
  Liabilities assumed                                    1,841,470


(8)  Subsequent Events

On October 2, 2000, Dr. Michael T. Flavin, CEO and majority stockholder, made a $1.5 million loan to the company. The purpose of this loan was to provide supplemental working capital. However, since the Company cash balance was sufficient to accommodate working capital requirements without these funds, the loan was repaid on October 31, 2000.

In the fourth quarter of 2000, the Company completed an initial public offering of 7,360,000 shares of common stock. The Company received net proceeds of $45.5 million. This is net of $2.4 million in expenses relating to the issuance and distribution of the securities and $3.6 million in underwriting discounts and commissions. The Company used $9.7 million of the net proceeds to repay in full and terminate its credit facility, $11.5 million for the mandatory redemption of outstanding preferred stock and $2.2 million for the optional redemption of outstanding warrants. Immediately prior to the initial public offering, the Company reincorporated in Delaware and exchanged its outstanding shares of Class A convertible preferred stock and Class D preferred stock into 19,044,747 shares of common stock of the Company, reflecting an 18.65557 for one split of our common stock. The following table provides information about stockholders' equity as if the initial public offering, use of proceeds and related corporate actions had occurred as of September 30, 2000.

                                                                   Pro Forma
                                                                  as adjusted
                                                                 Stockholders'
                                                                    equity
                                                              September 30, 2000
                                                              ------------------
                                                                 (Unaudited)
Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 10,000,000 shares
    authorized; none issued and outstanding at
    September 30, 2000                                           $          -
  Common stock, $.01 par value, 100,000,000 shares
    authorized, 26,404,747 shares issued and outstanding at
    September 30, 2000                                                264,047
  Additional paid-in capital                                       89,390,521
  Deferred compensation                                              (129,381)
  Accumulated deficit                                             (13,671,983)
                                                                 ------------
      Total stockholders' equity                                 $ 75,853,204
                                                                 ------------

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Founded in 1987, we believe we were the first independent chemistry company to offer a broad array of discovery-related medicinal chemistry services to pharmaceutical and biotechnology customers. From a company focused exclusively on medicinal chemistry services, we have evolved into a full-service drug discovery technology and services company. Our development of strong relationships with pharmaceutical companies by initially providing basic medicinal chemistry services helped us to identify their unmet needs in the later stages of the drug discovery process. In response, we expanded our service offerings to include process development, analytical and separations chemistry and chemical synthesis and scale up. To capitalize on recent advances in genomics, we have developed technology and services in early-stage proteomics, combinatorial chemistry and biocatalysis.

In November 2000, MediChem and Degussa-Huls, a premier German specialty chemicals company, announced a three-year, $5.3 million strategic alliance research and production agreement, which integrates MediChem's drug discovery and development service offerings with Degussa's cGMP, large-scale production capabilities. Under the agreement, MediChem is obligated to notify Degussa promptly of any product opportunity and any project in the field which may lead to a large scale manufacturing opportunity within one year, commit qualified and experienced personnel, facilities, equipment and other resources necessary to perform its obligation under the Research Program, and actively co-market the combined capabilities of MediChem's discovery research and process development and Degussa's manufacturing expertise in the field.

RECENT ACQUISITIONS

On May 31, 2000, we acquired all the outstanding common stock of ThermoGen and Emerald BioStructures. The acquisitions were accounted for using the purchase method of accounting and our results of operations for the nine-month period ended September 30, 2000 include the operations of ThermoGen and Emerald BioStructures from their date of acquisition.

INITIAL PUBLIC OFFERING

On October 31, 2000, we completed our initial public offering of 7,360,000 shares of common stock (which included 960,000 over-allotment shares) at a public offering price of $7.00 per share.

RESULTS OF OPERATIONS

Three-month period ended September 30, 2000 compared with the three-month period ended September 30, 1999

Contract revenue

Total contract revenue including related party increased 40% to $5.2 million for the three-month period ended September 30, 2000, from $3.7 million for the three-month period ended September 30, 1999. A portion of this increase was due to revenue generated from the May 2000 acquisitions, while the remainder of the increase is due to general sales growth. Contract revenue excluding related party increased 44% to $4.3 million for the three-month period ended September 30, 2000, from $3.0 million for the three-month period ended September 30, 1999. Increased contract revenue excluding related party was achieved from chemical process development, chemical synthesis and scale up. Contract revenue--related party increased 23% to $843,000 for the three-month period ended September 30, 2000, from $685,000 for the three-month period ended September 30, 1999.

Gross profit

Gross profit from total contract revenue increased 35% to $2.7 million for the three-month period ended September 30, 2000, from $2.0 million for the three-month period ended September 30, 1999. Gross profit excluding related party increased 26% to $2.1 million for the three-month period ended September 30, 2000, from $1.7 million for the three-month period ended September 30, 1999. Related party gross profit increased 86% to $568,000 for the three-month period ended September 30, 2000, from $305,000 for the three-month period ended September 30, 1999.

Gross profit as a percent of total contract revenue decreased to 51% for the three-month period ended September 30, 2000, from 53% for the three-month period ended September 30, 1999. Gross profit excluding related party as a percent of contract revenue decreased to 48% for the three-month period ended September 30, 2000, from 55% for the three-month period ended September 30, 1999 due to lower utilization of scientific staff. The lower utilization is a result of new hires in scientific staff to meet the needs associated with planned revenue growth. Since the scientific staff represents a fixed cost to the Company, utilization varies with changes in contract service revenue volume. Related party gross profit increased to 67% of related party contract revenue for the three-month period ended September 30, 2000, from 44% for the three-month period ended September 30, 1999. This increase is attributed to a greater number of projects at higher charge-out rates.

Milestone and intellectual property revenue

Milestone and intellectual property revenue decreased 45% to $650,000 for the three-month period ended September 30, 2000, from $1.2 million for the three-month period ended September 30, 1999. The entire milestone revenue balance represented related party activity and resulted from the achievement of contract milestones with Advanced Life Sciences.

Operating expenses

Selling, general and administrative expenses increased 92% to $3.1 million for the three-month period ended September 30, 2000, from $1.6 million for the three-month period ended September 30, 1999. As a percentage of total contract revenues, selling, general and administrative expenses increased 17% to 60% for the three-month period ended September 30, 2000, from 43% for the three-month period ended September 30, 1999. The increase in selling, general and administrative expenses was due primarily to an increase in marketing personnel to support our expanding customer base, and an increase in facility costs associated with facilities expansion and integration efforts relating to the ThermoGen and Emerald BioStructures acquisitions.

Depreciation and amortization expenses increased to $1.6 million for the three-month period ended September 30, 2000, from $236,000 for the three-month period ended September 30, 1999. The increase was due to higher depreciation expense associated with facilities expansion and the incurrence of $1.2 million of amortization expense resulting from intangible assets acquired in the ThermoGen and Emerald BioStructures acquisitions.

Other expenses, net

Interest income decreased to $30,000 in the three-month period ended September 30, 2000, from $79,000 in the three-month period ended September 30, 1999, as cash balances decreased due to the payments made for the construction of the new facility and other working capital requirements.

Other expenses, net increased to $544,000 for the three-month period ended September 30, 2000, from $143,000 for the three-month period ended September 30, 1999. This increase included a charge of $264,000 which represented mark-to-market costs associated with a redeemable stock warrant, and it also included an increase in interest expense on additional borrowings primarily for the purchase of land in Woodridge, Illinois and general corporate purposes.

Income taxes

A $580,000 income tax benefit was recorded in the three-month period ended September 30, 2000. This benefit was recorded as a result of expected utilization of the current year operating loss by carry-back to prior years in which taxable income was generated.

Nine-month period ended September 30, 2000 compared with the nine-month period ended September 30, 1999

Contract revenue

Total contract revenue including related party increased 44% to $14.1 million for the nine-month period ended September 30, 2000, from $9.7 million for the nine-month period ended September 30, 1999. A portion of this increase was due to revenue generated from the May 2000 acquisitions, while the remainder of the increase is due to general sales growth. Contract revenue excluding related party increased 51% to $11.9 million for the nine-month period ended September 30, 2000, from $7.8 million for the nine-month period ended September 30, 1999. Increased contract revenue excluding related party was achieved across all lines of service offerings, with the largest increases attributable to combinational chemistry, chemical process development, and analytical and separations chemistry. Contract revenue--related party increased 16% to $2.2 million for the nine-month period ended September 30, 2000, from $1.9 million for the nine-month period ended September 30, 1999.

Gross profit

Gross profit from total contract revenue increased 38% to $7.2 million for the nine-month period ended September 30, 2000, from $5.2 million for the nine-month period ended September 30, 1999. Gross profit excluding related party increased 42% to $5.9 million for the nine-month period ended September 30, 2000, from $4.1 million for the nine-month period ended September 30, 1999. Related party gross profit increased 23% to $1.3 million for the nine-month period ended September 30, 2000, from $1.1 million for the nine-month period ended September 30, 1999.

Gross profit as a percent of total contract revenue decreased to 51% for the nine-month period ended September 30, 2000, from 54% for the nine-month period ended September 30, 1999. Gross profit excluding related party as a percent of contract revenue decreased to 50% for the nine-month period ended September 30, 2000, from 53% for the nine-month period ended September 30, 1999 due to lower utilization of scientific staff. The lower utilization is a result of new hires in scientific staff to meet the needs associated with planned revenue growth. Since the scientific staff represents a fixed cost to the Company, utilization varies with changes in contract service revenue volume. Related party gross profit increased to 60% of related party contract revenue for the nine-month period ended September 30, 2000, from 57% for the nine-month period ended September 30, 1999. This increase is attributed to a greater number of projects at higher charge-out rates.

Milestone and intellectual property revenue

In both the nine-month periods ended September 30, 2000 and 1999, we derived $1.2 million of milestone and intellectual property revenue. The majority of this revenue, $1.0 million, was related party for the nine-month period ended September 30, 2000 while the entire $1.2 million was related party for the nine-month period ended September 30, 1999. These revenues resulted from the achievement of contract milestones with Advanced Life Sciences. The remaining $222,000 for the nine-month period ended September 30, 2000 was earned as a result of fulfilling third party project completion milestones in connection with our strategic drug development program.

Operating expenses

Selling, general and administrative expenses increased 69% to $7.3 million for the nine-month period ended September 30, 2000, from $4.3 million for the nine-month period ended September 30, 1999. As a percentage of total contract revenues, selling, general and administrative expenses increased 8% to 52% for the nine-month period ended September 30, 2000, from 44% for the nine-month period ended September 30, 1999. The increase in selling, general and administrative expenses was due primarily to an increase in marketing personnel to support our expanding customer base, and an increase in facility costs associated with facilities expansion and integration efforts relating to the ThermoGen and Emerald BioStructures acquisitions.

Depreciation and amortization expenses increased to $2.6 million for the nine-month period ended September 30, 2000, from $549,000 for the nine-month period ended September 30, 1999. The increase was due to higher depreciation expense associated with facilities expansion and the incurrence of $1.6 million of amortization expense resulting from the ThermoGen and Emerald BioStructures acquisitions.

Other expenses, net

Interest income increased to $148,000 in the nine-month period ended September 30, 2000, from $91,000 in the nine-month period ended September 30, 1999, as cash balances rose from the sale of preferred stock, and the issuance of term debt in June 1999.

Other expenses, net increased to $2.8 million for the nine-month period ended September 30, 2000, from $263,000 for the nine-month period ended September 30, 1999. This increase included a charge of $2.2 million which represented mark-to-market costs associated with a redeemable stock warrant, and it also included an increase in interest expense on additional borrowings primarily for the purchase of land in Woodridge, Illinois and general corporate purposes.

Income taxes

A $580,000 income tax benefit was recorded in the nine-month period ended September 30, 2000. This benefit was recorded as a result of expected utilization of the current year operating loss by carry-back to prior years in which taxable income was generated.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the initial public offering, we have funded our business through cash flows from operations, proceeds from borrowings and the issuance of preferred stock. During the nine-month period ended September 30, 2000 and 1999, we used $2.2 million and $.4 million, respectively, in cash flows from operations and in addition we raised $12.0 million in 1999 through borrowings and the issuance of preferred stock. On October 26, 2000, an initial public offering was completed and the net proceeds, after deducting our expenses, were approximately $45.5 million. A portion of the net proceeds from this offering was used to repay in full and terminate the credit facility.

During the nine-month period ended September 30, 2000 and the year ended December 31, 1999, total capital expenditures were $8.0 million and $4.2 million, respectively. Capital expenditures were incurred predominantly in connection with our expansion of service offerings, including analytical and separations chemistry, chemical synthesis and scale up and with our facilities expansions in 2000. In April 1999, we began to develop a 14-acre site in Woodridge, Illinois for the construction of a new 100,000 square foot headquarters and discovery laboratories center. This facility is estimated to cost $17.5 million for construction and an additional $5.0 million for laboratory instrumentation, software, furniture and equipment upgrades. A total of $9.6 million of the estimated total costs of our new facility had been incurred through September 30, 2000. In May 2000, we received an 18-month construction commitment for an additional $12.0 million to finance the project. Upon completion of the project, we anticipate entering into a mortgage loan as a more permanent form of financing for our facility. The new facility is anticipated to be operational by the first quarter of 2001. The new offices and laboratories have been developed with the capability of being expanded an additional 100,000 square feet.

We believe that the net proceeds from our initial public offering, together with cash expected to be generated from operations and borrowings under the mortgage loan, will be sufficient to fund our anticipated working capital needs and capital expenditures, other than financing necessary to complete future acquisitions, if any, for at least the next 24 months. Future acquisitions, if any, could be funded with the net proceeds of this offering and/or the issuance of debt or equity securities. There can be no assurance that attractive acquisition opportunities will be available to us or will be available at prices and upon such other terms that are attractive to us. We regularly evaluate potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. As a general rule, we will publicly announce such acquisitions only after a definitive purchase agreement has been signed. In addition, in order to meet our long-term liquidity needs or consummate future acquisitions, we may incur additional indebtedness or issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to us or at all. Our failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The discussion of our results of operations and financial condition should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto included within this report. This Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those contained in the forward-looking statements and therefore, prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors, including, without limitation, a reduction in research and development spending in the pharmaceutical and biotechnology industries, our ability to compete in multiple areas of the drug development technology and services industry, the loss of a significant customer, the termination of contracts on short notice, our ability to attract and retain scientific personnel, the impact of government regulations on our service offerings, our ability to produce proprietary technology, to protect our intellectual property and to license technologies from others. We refer you to the detailed discussion of these and other risk factors contained in our registration statement on Form S-1, as declared effective on October 26, 2000.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our activities without increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair value of the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the prevailing rate and the prevailing rate later rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, government and non-government debt securities and money market funds. The average duration of all our investments has generally been less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore, no quantitative tabular disclosure is required.


Part II.  OTHER INFORMATION

               ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Our Registration Statement on Form S-1 (File No. 333-39548) relating to our initial public offering was declared effective by the SEC on October 26, 2000. A total of 7,360,000 shares of our common stock were registered on our behalf and sold at an aggregate offering price of $51.5 million. Our managing underwriters in connection with our initial public offering were UBS Warburg LLC, Chase Securities Inc. and William Blair & Company, L.L.C. Up to the date of the filing of this Form 10-Q, we have incurred approximately $6.0 million of expenses in connection with the issuance and distribution of our common stock. None of these expenses were paid to any of our officers, directors, general partners or their associates, our affiliates or holders of 10% or more of our securities.

The net offering proceeds after deducting our expenses were $45.5 million. We have used the net proceeds as follows: (i) approximately $11.5 million for the mandatory redemption of our outstanding preferred stock; (ii) approximately $9.7 million for the repayment of our outstanding indebtedness under an existing credit facility; and (iii) approximately $2.2 million for the redemption of a warrant to purchase our common stock. Of such uses of proceeds, approximately $11.5 million was paid to certain affiliates, directors or officers in connection with the mandatory redemption of our outstanding preferred stock. The remaining portion of our net offering proceeds has been invested in short-term, interest-bearing, investment-grade securities.

                   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          Exhibit           Exhibit
          Number            Title
          ------            -----

          27.1              Financial data schedule

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          MEDICHEM LIFE SCIENCES, INC.



               By:  /s/ Richard Wieland
                    ----------------------------------------

                               R. Richard Wieland
                          Executive Vice President and
                            Chief Financial Officer



               By:  /s/ Michael J. Cogan
                    ----------------------------------------

                                Michael J. Cogan
                                 Controller and
                            Chief Accounting Officer



Date:  December 4, 2000