Form 10-Q/A
period 2000-09-30
MEDICHEM LIFE SCIENCES INC
filed 2001-01-16
CIK 1115512

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-Q/A

(Mark One)
[X]QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2000 PURSUANT TO SECTION
   13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                         Commission file number 0-31781

                               ----------------

                          MEDICHEM LIFE SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               36-3518660
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

    12305 South New Avenue, Lemont,                      60439
                Illinois                               (Zip Code)
    (Address of principal executive
                offices)

                                 (630) 257-1500
              (Registrant's telephone number, including area code)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   26,501,029 shares of Common Stock, $.01 par value, outstanding at November 29, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      Website is: http://www.medichem.com

                                EXPLANATORY NOTE

   The sole purpose of this amendment is to correct a typographical error to the amount of Net Income (loss) for the nine-month period ended September 30, 2000 contained in the previously filed Form 10-Q.

                 MEDICHEM LIFE SCIENCES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

                      For Quarter Ended September 30, 2000

                                                                           Page
                                                                           ----
                      Part I. Financial Information

Item 1. Financial Statements Condensed Consolidated Balance Sheets........   3

    Condensed Consolidated Statements of Operations.......................   4

    Condensed Consolidated Statements of Cash Flows.......................   5

    Notes to the Condensed Consolidated Financial Statements..............   6

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................  11

Item 3. Quantitative and Qualitative Disclosures About Market Risk........  15

                        Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds.........................  15

Item 6. Exhibits and Reports Filed on Form 8-K............................  16

Signatures................................................................  17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 MEDICHEM LIFE SCIENCES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      September 30,  December 31,
                                                          2000           1999
                                                      -------------  ------------
                                                              (Unaudited)
                       ASSETS
Current assets:
 Cash...............................................  $  1,178,358   $ 8,164,730
 Accounts receivable, net...........................     3,159,092     2,225,706
 Accounts receivable--related party.................     1,115,227       620,889
 Prepaid assets.....................................       307,017        98,447
 Other current assets...............................     1,380,219        68,567
                                                      ------------   -----------
 Total current assets...............................     7,139,913    11,178,339
Property and equipment, net.........................    13,718,179     6,376,881
Intangibles, net....................................    30,878,417           --
Goodwill, net.......................................    23,250,306           --
Other assets........................................     1,286,810       384,760
                                                      ------------   -----------
 Total assets.......................................  $ 76,273,625   $17,939,980
                                                      ============   ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Note payable to stockholder........................  $    383,323   $ 3,000,000
 Current portion of debt and capital lease
  obligations.......................................       261,069     1,954,209
 Accounts payable...................................     2,516,198       607,711
 Accrued expenses...................................     1,151,050     1,162,512
 Taxes payable......................................         4,826       665,827
 Unearned revenue...................................       856,039       396,000
                                                      ------------   -----------
 Total current liabilities..........................     5,172,505     7,786,259
Debt................................................    13,183,297     4,607,053
Capital lease obligations...........................       185,499       307,562
Redeemable stock warrants...........................     2,663,554       494,295
Deferred tax liabilities............................    12,638,025           --
Other...............................................        72,233        70,588
                                                      ------------   -----------
 Total liabilities..................................  $ 33,915,113   $13,265,757
Redeemable preferred stock:
 Class A convertible preferred stock, $.0005 par
  value, 6,351,120 shares authorized,
  issued and outstanding at September 30, 2000 and
  December 31, 1999.................................    14,223,541    13,230,000
 Class B 5% redeemable preferred stock, $.01 par
  value, 1,000 shares authorized, none
  issued and outstanding at September 30, 2000 and
  December 31, 1999.................................           --            --
 Class C convertible preferred stock, $.01 par
  value, 440,000 shares authorized,400,000
  shares issued and outstanding at September 30,
  2000 and December 31, 1999........................         4,000         4,000
                                                      ------------   -----------
 Total redeemable preferred stock...................    14,227,541    13,234,000
Stockholders' equity (deficit):
 Class D preferred stock, $.01 par value, 440,000
  shares authorized, 400,000 shares issued and
  outstanding at September 30, 2000 and December 31,
  1999..............................................         4,000         4,000
 Class A common stock, $.0005 par value 18,655,570
  shares authorized, 12,491,740
  shares issued and outstanding at September 30,
  2000 and 7,462,228 shares issued and outstanding
  at December 31, 1999..............................         6,696         4,000
 Class B common stock, $.0005 par value, 1,650,234
  shares authorized, none issued
  and outstanding at September 30, 2000 and December
  31, 1999..........................................           --            --
 Class C common stock, $.0005 par value, 315,577
  shares authorized, none issued
  and outstanding at September 30, 2000 and December
  31, 1999..........................................           --            --
Additional paid-in capital..........................    41,512,966        21,542
Deferred compensation...............................      (129,381)          --
Accumulated deficit.................................   (13,263,310)   (8,589,319)
                                                      ------------   -----------
 Total stockholders' equity (deficit)...............    28,130,971    (8,559,777)
                                                      ------------   -----------
  Total liabilities and stockholders' equity
   (deficit)........................................  $ 76,273,625   $17,939,980
                                                      ============   ===========

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                 MEDICHEM LIFE SCIENCES, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                               Three-month period      Nine-month period ended
                               ended September 30           September 30,
                             ------------------------  ------------------------
                                2000         1999         2000         1999
                             -----------  -----------  -----------  -----------
Revenue:
 Contract revenue..........  $ 4,325,726  $ 3,013,129  $11,859,670  $ 7,848,073
 Contract revenue-related
  party....................      842,990      685,446    2,199,475    1,888,341
                             -----------  -----------  -----------  -----------
Total contract revenue.....    5,168,716    3,698,575   14,059,145    9,736,414
Contract service costs:
 Contract service costs....    2,243,489    1,360,100    5,979,147    3,710,360
 Contract service costs-
  related party............      275,173      380,807      874,580      808,062
                             -----------  -----------  -----------  -----------
Total contract service
 costs.....................    2,518,662    1,740,907    6,853,727    4,518,422
Gross profit...............    2,650,054    1,957,668    7,205,418    5,217,992
 Milestone and intellectual
  property revenue.........          --           --       222,000          --
 Milestone and intellectual
  property revenue-related
  party....................      650,000    1,187,613    1,000,000    1,187,613
                             -----------  -----------  -----------  -----------
Total milestone and
 intellectual property
 revenue...................      650,000    1,187,613    1,222,000    1,187,613
Operating expenses:
 Selling, general and
  administrative expenses..    3,077,693    1,604,309    7,322,972    4,320,616
 Depreciation and
  amortization.............    1,573,406      235,929    2,558,413      548,635
                             -----------  -----------  -----------  -----------
Total operating expenses...    4,651,099    1,840,238    9,881,385    4,869,251
Income (loss) from
 operations................   (1,351,045)   1,305,043   (1,453,967)   1,536,354
Other income (expense):
 Interest expense..........     (310,334)    (221,340)    (785,534)    (354,127)
 Increase in value of
  redeemable stock
  warrants.................     (263,772)         --    (2,169,259)         --
 Other, net................       30,397       78,748      148,310       90,651
                             -----------  -----------  -----------  -----------
Total other income
 (expense).................     (543,709)    (142,592)  (2,806,483)    (263,476)
                             -----------  -----------  -----------  -----------
Income (loss) before income
 tax (benefit).............   (1,894,754)   1,162,451   (4,260,450)   1,272,878
Income tax (benefit).......     (580,000)     516,128     (580,000)     573,942
                             -----------  -----------  -----------  -----------
Net income (loss)..........  $(1,314,754) $   646,323  $(3,680,450) $   698,936
                             ===========  ===========  ===========  ===========
Less:
 Allocation of income to
  participating
  securities...............          --       213,901          --       214,974
 Accretion to redemption
  value of preferred
  stock....................      339,205      307,986      993,541      358,904
                             -----------  -----------  -----------  -----------
 Net income (loss)
  available to common
  stockholders.............  $(1,653,959) $   124,436  $(4,673,991) $   125,058
                             ===========  ===========  ===========  ===========
Per share data:
 Basic net income (loss)
  available to common
  stockholders.............  $     (0.13) $      0.02  $     (0.48) $      0.02
                             ===========  ===========  ===========  ===========
 Diluted net income (loss)
  available to common
  stockholders.............  $     (0.13) $      0.02  $     (0.48) $      0.02
                             ===========  ===========  ===========  ===========
 Pro forma basic net income
  (loss) available to
  common stockholders......  $     (0.09) $      0.01  $     (0.29) $      0.01
                             -----------  -----------  -----------  -----------
 Pro forma diluted net
  income (loss) available
  to common stockholders...  $    (0.09)  $      0.01  $     (0.29) $      0.01
                             ===========  ===========  ===========  ===========
 Weighted average number of
  common shares
  outstanding-basic........   12,491,732    7,462,228    9,701,642    7,462,228
                             ===========  ===========  ===========  ===========
 Weighted average number of
  common shares
  outstanding-diluted......   12,491,732    8,003,613    9,701,642    7,810,880
                             ===========  ===========  ===========  ===========
 Pro forma weighted average
  number of shares
  outstanding-basic........   18,842,853   13,813,349   16,052,763    9,974,760
                             ===========  ===========  ===========  ===========
 Pro forma weighted average
  number of common shares
  outstanding-diluted......   18,842,853   14,354,734   16,052,763   10,323,413
                             ===========  ===========  ===========  ===========

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                 MEDICHEM LIFE SCIENCES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Nine-month period ended
                                                            September 30,
                                                       ------------------------
                                                          2000         1999
                                                       -----------  -----------
Cash flows from operating activities:
  Net income (loss)..................................  $(3,680,450) $   698,936
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
    Depreciation and amortization....................    2,558,412      548,635
    Bad debt expense.................................       54,447       47,707
    Redeemable stock warrant appreciation............    2,169,259          --
    Noncash compensation expense.....................        9,594       21,542
    Noncash interest expense.........................       59,525       19,585
    Changes in assets and liabilities:
      Accounts receivable............................   (1,231,108)  (1,836,535)
      Prepaid and other current assets...............   (1,239,989)    (324,088)
      Other assets...................................     (618,220)    (204,332)
      Accounts payable...............................    1,358,559     (224,734)
      Accrued expenses...............................   (1,493,764)     951,353
      Other liabilities..............................     (179,919)    (119,226)
                                                       -----------  -----------
Net cash used in operating activities................   (2,233,654)    (421,157)
                                                       -----------  -----------
Cash flows from investing activities:
  Capital expenditures...............................   (8,071,053)  (3,605,735)
  Cost of purchased businesses, net of cash
   acquired..........................................     (336,744)         --
                                                       -----------  -----------
Net cash provided by (used in) investing activities..   (8,407,797)  (3,605,735)
                                                       -----------  -----------
Cash flows from financing activities:
  Deferred financing costs...........................          --      (330,428)
  Net borrowings under revolving line of credit......    6,852,209     (580,000)
  Proceeds from the issuance of note to stockholder..          --     3,000,000
  Proceeds from the issuance of loans payable........          --     6,998,000
  Repayment of debt..................................      (31,738)    (537,135)
  Repayment of capital lease obligations.............     (165,392)     (93,371)
  Repayment of debt to stockholder...................   (3,000,000)         --
  Proceeds from the issuance of preferred stock,
   net...............................................          --     2,606,502
                                                       -----------  -----------
Net cash provided by financing activities............    3,655,079   11,063,568
                                                       -----------  -----------
Net increase (decrease) in cash......................   (6,986,372)   7,036,676
Cash at beginning of period..........................    8,164,730      171,462
                                                       -----------  -----------
Cash at end of period................................  $ 1,178,358  $ 7,208,138
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

   As amended by FAS 137, FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. At the date of initial application, an entity shall choose to either (1) recognize as an asset or liability in the statement of financial position all embedded derivative instruments that are required to be separated from their host contracts or (2) select either January 1, 1998 or January 1, 1999 as a transition date for embedded derivatives. If the entity chooses to select a transition date, it shall recognize as separate assets and liabilities only those derivatives embedded in hybrid instruments issued, acquired, or substantively modified by the entity on or after the selected transition date. That choice is not permitted to be applied to only some of an entity's individual hybrid instruments and must be applied on an all- or-none basis.

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

(3) Business Combinations

   On May 31, 2000, the Company acquired all of the outstanding common stock of ThermoGen, Inc. through the issuance of 3,452,909 shares of its Class A common stock. The acquisition was accounted for using the purchase method of accounting, and the Company's results of operations include the results of ThermoGen from the date of its acquisition. As additional consideration, outstanding stock options of ThermoGen were converted into options to purchase 475,455 shares of Class B common stock of the Company. The total purchase price for ThermoGen was determined to be $29,730,000 and has been allocated to the assets acquired and liabilities assumed based on their relative fair value as follows: patents-$6,886,000; trade name-$3,057,000; contracts and customer base- $15,629,000; net liabilities assumed-$1,365,000; and goodwill- $15,622,000. Included in goodwill is approximately $10,101,000 related to the establishment of deferred tax liabilities in conjunction with the purchase.

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

                                                     Nine-month period ended
                                                          September 30,
                                                     ------------------------
                                                        2000         1999
                                                     -----------  -----------
   Total contract revenue........................... $15,208,995  $11,755,541
   Net loss available to common stockholders........ $(5,893,890) $(2,358,326)
   Per share net loss available to common
    stockholders-basic and diluted.................. $     (0.47) $     (0.19)

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

(6) Net Earnings (Loss) Per Share

                                             For the three-month period ended
                        ----------------------------------------------------------------------------
                                 September 30, 2000                    September 30, 1999
                        ------------------------------------- --------------------------------------
                          Income
                          (loss)     Average shares Per share Income (loss) Average shares Per share
                        (numerator)   (denominator)  amount    (numerator)   (denominator)  amount
                        -----------  -------------- --------- ------------  -------------- ---------
Net income (loss)...... $(1,314,754)                            $646,323
  Less allocation of
   income to
   participating
   securities..........         --                               213,901
  Less accretion to
   redemption value of
   preferred stock.....     339,205                              307,986
                        -----------    ----------    ------     --------      ---------      -----
Class A common stock...                12,491,732                             7,462,228
Basic earnings (loss)
 per share
  Net income (loss)
   available to common
   stockholders........ $(1,653,959)   12,491,732    $(0.13)    $124,436      7,462,228      $0.02
                                                     ======                                  =====
Effect of dilutive
 securities
  Add effect of
   allocation of income
   to participating
   securities..........         --                                 2,806
Class B common stock
 options...............                       --                                225,807
Class C common stock
 warrants..............                       --                                315,578
                                       ----------                             ---------
Diluted earnings per
 share
  Net income available
   to common
   stockholders +
   assumed
   conversions......... $(1,653,959)   12,491,732    $(0.13)    $127,242      8,003,613      $0.02
                                                     ======                                  =====

                                          For the nine-month period ended
                        ------------------------------------------------------------------------
                                September 30, 2000                  September 30, 1999
                        ------------------------------------ -----------------------------------
                          Income       Average                 Income      Average
                          (loss)        shares     Per share   (loss)       shares     Per share
                        (numerator)  (denominator)  amount   (numerator) (denominator)  amount
                        -----------  ------------  --------- ----------  ------------  ---------
Net income (loss)...... $(3,680,450)                          $698,936
  Less allocation of
   income to
   participating
   securities..........         --                             214,974
  Less accretion to
   redemption value of
   preferred stock.....     993,541                            358,904
                        -----------                           --------
Class A common stock...               9,701,642                           7,462,228
Basic earnings (loss)
 per share.............
  Net income (loss)
   available to common
   stockholders........ $(4,673,991)  9,701,642     $(0.48)   $125,058    7,462,228      $0.02
                                                    ======                               =====
Effect of dilutive
 securities............
  Add effect of
   allocation of income
   to participating
   securities..........         --                                 882
                        -----------                           --------
Class B common stock
 options...............                     --                              225,413
Class C common stock
 warrants..............                     --                              123,239
                                      ---------                           ---------
Diluted earnings per
 share.................
  Net income available
   to common
   stockholders +
   assumed
   conversions......... $(4,673,991)  9,701,642     $(0.48)   $125,940    7,810,880      $0.02
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

(7) Supplemental Cash Flow Information

                                                        Nine-month period ended
                                                             September 30,
                                                        -----------------------
                                                           2000        1999
                                                        ----------- -----------
Supplemental disclosure of cash flow information:
  Interest paid........................................ $   687,083 $   231,274
  Income tax payments..................................     664,692      73,200
Supplemental disclosure of noncash investing and
 financing activities:
  Equipment acquired under capital lease...............         --      446,235
  Class A convertible preferred stock issued to
   stockholder under equity recapitalization...........         --   10,012,000
The company purchased all of the capital stock of
 ThermoGen and
 Emerald for $43,055,299. Liabilities were assumed as
 follows:
  Fair Value of assets acquired........................  44,896,769
  Class A common stock issued for capital stock........  42,718,555
  Cash paid, net.......................................     336,744
  Liabilities assumed..................................   1,841,470

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

                                                                  Pro Forma as
                                                                    adjusted
                                                                  Stockholders'
                                                                     equity
                                                                  September 30,
                                                                      2000
                                                                  -------------
                                                                   (Unaudited)
Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 10,000,000 shares authorized;
   none issued and outstanding at September 30, 2000............. $        --
  Common stock, $.01 par value, 100,000,000 shares authorized,
   26,404,747 shares issued and outstanding at September 30,
   2000..........................................................      264,047
  Additional paid-in capital.....................................   89,390,521
  Deferred compensation..........................................     (129,381)
  Accumulated deficit............................................  (13,671,983)
                                                                  ------------
    Total stockholders' equity................................... $ 75,853,204
                                                                  ============

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

 Gross profit

   Gross profit from total contract revenue increased 35% to $2.7 million for the three-month period ended September 30, 2000, from $2.0 million for the three- month period ended September 30, 1999. Gross profit excluding related party increased 26% to $2.1 million for the three-month period ended September 30, 2000, from $1.7 million for the three-month period ended September 30, 1999. Related party gross profit increased 86% to $568,000 for the three-month period ended September 30, 2000, from $305,000 for the three-month period ended September 30, 1999.

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

 Milestone and intellectual property revenue

   Milestone and intellectual property revenue decreased 45% to $650,000 for the three-month period ended September 30, 2000, from $1.2 million for the three- month period ended September 30, 1999. The entire milestone revenue balance represented related party activity and resulted from the achievement of contract milestones with Advanced Life Sciences.

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

   Depreciation and amortization expenses increased to $1.6 million for the three- month period ended September 30, 2000, from $236,000 for the three-month period ended September 30, 1999. The increase was due to higher depreciation expense associated with facilities expansion and the incurrence of $1.2 million of amortization expense resulting from intangible assets acquired in the ThermoGen and Emerald BioStructures acquisitions.

 Other expenses, net

   Interest income decreased to $30,000 in the three-month period ended September 30, 2000, from $79,000 in the three-month period ended September 30, 1999, as cash balances decreased due to the payments made for the construction of the new facility and other working capital requirements.

   Other expenses, net increased to $544,000 for the three-month period ended September 30, 2000, from $143,000 for the three-month period ended September 30, 1999. This increase included a charge of $264,000 which represented mark-to- market costs associated with a redeemable stock warrant, and it also included an increase in interest expense on additional borrowings primarily for the purchase of land in Woodridge, Illinois and general corporate purposes.

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

 Milestone and intellectual property revenue

   In both the nine-month periods ended September 30, 2000 and 1999, we derived $1.2 million of milestone and intellectual property revenue. The majority of this revenue, $1.0 million, was related party for the nine-month period ended September 30, 2000 while the entire $1.2 million was related party for the nine- month period ended September 30, 1999. These revenues resulted from the achievement of contract milestones with Advanced Life Sciences. The remaining $222,000 for the nine-month period ended September 30, 2000 was earned as a result of fulfilling third party project completion milestones in connection with our strategic drug development program.

 Operating expenses

   Selling, general and administrative expenses increased 69% to $7.3 million for the nine-month period ended September 30, 2000, from $4.3 million for the nine- month period ended September 30, 1999. As a percentage of total contract revenues, selling, general and administrative expenses increased 8% to 52% for the nine-month period ended September 30, 2000, from 44% for the nine-month period ended September 30, 1999. The increase in selling, general and administrative expenses was due primarily to an increase in marketing personnel to support our expanding customer base, and an increase in facility costs associated with facilities expansion and integration efforts relating to the ThermoGen and Emerald BioStructures acquisitions.

   Depreciation and amortization expenses increased to $2.6 million for the nine- month period ended September 30, 2000, from $549,000 for the nine-month period ended September 30, 1999. The increase was due to higher depreciation expense associated with facilities expansion and the incurrence of $1.6 million of amortization expense resulting from the ThermoGen and Emerald BioStructures acquisitions.

 Other expenses, net

   Interest income increased to $148,000 in the nine-month period ended September 30, 2000, from $91,000 in the nine-month period ended September 30, 1999, as cash balances rose from the sale of preferred stock, and the issuance of term debt in June 1999.

   Other expenses, net increased to $2.8 million for the nine-month period ended September 30, 2000, from $263,000 for the nine-month period ended September 30, 1999. This increase included a charge of $2.2 million which represented mark-to- market costs associated with a redeemable stock warrant, and it also included an increase in interest expense on additional borrowings primarily for the purchase of land in Woodridge, Illinois and general corporate purposes.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits.

     Exhibit
     Number  Exhibit Title
     ------- -------------
     27.1    Financial data schedule

   (b) Reports on Form 8-K

    None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MEDICHEM LIFE SCIENCES, INC.

                                                    /s/ Richard Wieland
                                          By: _________________________________
                                                    R. Richard Wieland
                                            Executive Vice President and Chief
                                                     Financial Officer

                                                   /s/ Michael J. Cogan
                                          By: _________________________________
                                                     Michael J. Cogan
                                              Controller and Chief Accounting
                                                          Officer

Date: January 16, 2001