Form 10-K
period 2000-12-31
MEDICHEM LIFE SCIENCES INC
filed 2001-03-29
CIK 1115512

================================================================================

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-K

(Mark One)
X    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
-
     Act of 1934 for the Fiscal Year Ended December 31, 2000

__ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _________ to _________

                        Commission file number 0-31781

                         MediChem Life Sciences, Inc.
            (Exact name of registrant as specified in its charter)


            Delaware                                            36-3518660
 ---------------------------------------                    --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

2501 Davey Road, Woodridge,  Illinois                               60517
----------------------------------------                    --------------------
(Address of principal executive offices)                         (Zip Code)

                                (630) 783-4600
                                --------------
             (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:
                                     None

          Securities Registered Pursuant to Section 12(g) of the Act:
                    Common Stock, $0.01 par value per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X     No
                                                ------    ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At March 19, 2001, the aggregate market value of the registrant's common stock held by nonaffiliates of the registrant was approximately $16,722,000 based upon the closing price per share of the registrant's common stock as reported on the Nasdaq National Market on that date. Shares of common stock held beneficially by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     At March 19, 2001, there were 26,511,015 outstanding shares of the registrant's common stock.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Definitive Proxy Statement relating to MediChem's Annual Meeting of Shareholders for the fiscal year ended December 31, 2000, to be held May 17, 2001 (incorporated into Part III hereof).

                         MEDICHEM LIFE SCIENCES, INC.
                                   FORM 10-K
                  For the Fiscal Year Ended December 31, 2000

                               TABLE OF CONTENTS


                                    PART I                                                          Page
                                                                                                    ----
Item 1.   Business                                                                                     1
Item 2.   Properties                                                                                  16
Item 3.   Legal Proceedings                                                                           16
Item 4.   Submission of Matters to a Vote of Security Holders                                         16

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters                       18
Item 6.   Selected Financial Data                                                                     19
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations       20
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk                                  30
Item 8.   Financial Statements and Supplementary Data                                                 31
Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure        54

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                                          55
Item 11.  Executive Compensation                                                                      55
Item 12.  Security Ownership of Certain Beneficial Owners and Management                              55
Item 13.  Certain Relationships and Related Transactions                                              55

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                             56
          Signatures                                                                                  57

                                    PART I

Throughout this 10-K report, we incorporate by reference certain information in parts of other documents filed with the Securities and Exchange Commission. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

ITEM 1.  BUSINESS


OVERVIEW

We are a drug discovery technology and services company that offers a broad range of integrated chemistry R&D capabilities to pharmaceutical and biotechnology companies. Recent advances in the study of genes and their function, or genomics, have resulted in exponential growth in the number of biological targets that can be exploited for new drug development. The explosion in genomic information creates a significant gap between the capabilities companies have to identify new drug targets and the chemistry resources necessary to develop novel drug compounds. We bridge this gap by offering chemistry services that span the entire drug development spectrum, from early stage discovery technologies and services up until a potential drug enters clinical testing. We offer our customers a complete range of technologies and services in the following principal areas:

 .  proteomics, the study of protein structure and function;

 . combinatorial chemistry, the process of synthesizing diverse combinations of chemical compounds using high-speed robotic technology;

 . computational chemistry, the use of computer-assisted calculations to design molecules or explain chemical behavior;

 . medicinal chemistry, the process of introducing subtle changes to a molecule and determining the specific biological activity that results from each change;

 . biocatalysis, the use of enzymes as reagents to facilitate chemical processes;

 . analytical and separations chemistry, the process of purifying chemical compounds and verifying their structures and purity; and

 . chemical synthesis process development and scale up, the design and selection of the optimal chemical processes for manufacturing a chemical compound on a larger scale.

Our technology and services are designed to enable our pharmaceutical and biotechnology customers to reduce overall development time and cost and to pursue, simultaneously, a greater number of discovery and development opportunities.

Founded in 1987, we believe we were the first independent chemistry company to offer a broad array of discovery-related medicinal chemistry services to pharmaceutical and biotechnology customers. From a company focused exclusively on medicinal chemistry services, we have evolved into a full-service drug discovery technology and services company. Our development of strong relationships with pharmaceutical companies by initially providing basic medicinal chemistry services helped us to identify their unmet needs in the later stages of the drug discovery process. In response, we expanded our service offerings to include chemical process development, analytical and separations chemistry and chemical synthesis and scale up. To capitalize on recent advances in genomics, we have developed technology and services in early-stage proteomics, combinatorial chemistry and biocatalysis.

We have developed proprietary platform technologies in the areas of proteomics, biocatalysis, chiral chemistry and automated process research. These technologies utilize automation and optimization to compress the drug discovery process timeline and are adaptable to multiple customer applications. These proprietary platform technologies complement our traditional chemistry services and associated revenues with opportunities for up-front licensing fees and milestone and royalty payments.

In May 2000, we expanded our technology and service offerings by acquiring ThermoGen, Inc. and Emerald BioStructures, Inc. ThermoGen is a leading provider of biocatalysis services and products through the use of proprietary technologies which allow its customers to perform difficult chemical reactions with stable, easy-to-use biocatalysts that are environmentally friendly and cost effective. Emerald BioStructures is a leading provider of proteomics products and services that bridge the gap between the genomic information and chemistry services necessary to identify new lead compounds.

Our integrated drug development service capabilities and proprietary technologies also enable us to effectively develop our clients' lead compounds internally through our strategic drug development program. This program provides "virtual" pharmaceutical companies who discover or in-license promising lead compounds with the necessary infrastructure to develop these compounds. We have the capability to take a client's lead compound from lead discovery through early-stage clinical development. Through our strategic drug development program we offer two types of services: direct services, including our lead discovery through chemical synthesis and scale up capacities, and indirect services which we arrange for through our project management expertise, including pre-clinical testing and clinical trials of product candidates.

Our role in developing the drug pipeline of Advanced Life Sciences and Sarawak MediChem Pharmaceuticals is an example of the benefits of our strategic partnership with these affiliates. Advanced Life Sciences and Sarawak MediChem Pharmaceuticals do not have a scientific staff and have relied upon our drug discovery and development services, platform technologies and project management services to develop their promising drug compounds. As a result, we have gained valuable experience and credibility and we intend to aggressively market our drug development capabilities to third-party customers in order to generate incremental service revenues, enhance our market reputation and create opportunities to earn milestone and royalty revenues.

We have built teams of highly qualified scientists that are available to our pharmaceutical and biotechnology partners to satisfy their growing needs for scientific expertise in drug discovery and development. To more efficiently serve our collaborators, our scientists are organized into teams focused on specialized chemistry service and technology offerings. Each team is led by a scientist experienced in complex chemistry project management, who works closely with our partners to assure timely and on-budget completion of chemistry-related projects. Our scientific staff currently consists of 158 degreed chemistry, biochemistry and molecular biology professionals, which include 68 Ph.D.s. We effectively attract high quality scientific and business professionals through our entrepreneurial culture and innovation incentives.


INDUSTRY BACKGROUND

The pace of drug discovery has accelerated significantly in recent years. Advances in disciplines such as molecular biology, genomics and high throughput synthesis and screening are fueling opportunities to develop therapeutics for previously unmet or under met medical needs. Of these advances, genomics is having the greatest impact on the pace of the biological discovery process. In addition, pharmaceutical and biotechnology companies are under increasing pressure to deliver new drugs to market and reduce the time and cost required for drug development, while meeting ever-increasing requirements for environmentally cleaner chemistry processes.

In order to take advantage of these opportunities and to respond to these pressures, many pharmaceutical companies are increasingly augmenting their internal R&D capacity by outsourcing to independent chemistry research companies. In addition, many biotechnology companies have limited physical infrastructure and are electing to outsource rather than develop certain R&D functions in-house.

Rapid advances in genomics and proteomics

The recent completion of the human genome project has resulted in an exponential increase in the number of new drug targets. It is currently estimated that the human genome contains approximately 30,000 genes, of which approximately 10,000 may represent potentially important pharmaceutical targets for the treatment of disease. This compares to less than 500 gene targets that have been available to the pharmaceutical industry over the past 50 years.

We believe that companies positioned in the proteomics sector will be direct beneficiaries of the explosion in genomics. As genomics is the large-scale study of genes, proteomics is the large-scale study of proteins. Genes contain the information necessary to create proteins, the molecules that carry out a cell's biological function. Humans may produce one million or more distinct proteins. Most diseases result from abnormalities in the presence, absence, expression or performance of proteins within cells. Consequently, the pharmaceutical and biotechnology industries are focusing on the role genes and proteins play in disease processes, which can facilitate more efficient, and predictable drug discovery and development.

With the recently announced completion of the human genome, the next hurdle will be determining the role that the large numbers of therapeutically relevant genes play in human disease. In the coming years, the identification and three-dimensional structure determination of therapeutically relevant protein drug targets arising from these genes will represent a challenge to pharmaceutical and biotechnology companies and a tremendous opportunity for chemistry service providers.

Chemistry's role in drug development

The drug discovery and development process typically involves biologists and chemists working together to prepare and deliver new chemical substances, develop laboratory models of disease and test compounds to identify agents that demonstrate the desired activity, all with a goal of creating a marketable drug. The drug discovery and development process includes the following stages:

 . drug discovery and medicinal chemistry -- the identification of a compound that may be developed into a new drug and the modification of its structure to optimize its therapeutic properties;

 . process research and scale-up chemistry -- the development and optimization of synthetic routes that allow large-scale production of a compound;

 . pre-clinical testing -- the testing of the compound in increasingly complex animal models;

 . clinical trials -- the multi-phase testing of the compound for safety and effectiveness in humans; and

 . product commercialization -- the manufacture, marketing and sale of commercial quantities of the approved drug.

Chemistry is an important element of the drug discovery and development process. Chemistry technologies and services are provided in the following stages:


 . Lead Discovery-represents the first major hurdle in drug discovery and involves the identification of one or more lead compounds that interact with a biological target, such as an enzyme, receptor or other protein, that may be associated with a disease. Determining the chemical structure of the biological target through proteomics provides a molecular map. Computational chemistry utilizes these protein structure maps in computer-aided studies of the interaction between three-dimensional molecular structures of the potential drug compounds and biological targets. Using medicinal chemistry, potential leads can be identified through synthetic processes or through the isolation and extraction of biologically active materials from natural materials, such as plants or marine organisms, a process known as natural product isolation. Combinatorial chemistry automates the lead discovery process, generating libraries of potential lead compounds by systematically combining a small number of chemical reagents in a variety of combinations defined by a given chemical reaction approach. A biological test or assay based on the target is developed and used to test or "screen" chemical compounds. The objective of lead discovery is to identify a lead compound for further advancement in the development process.

 . Lead Optimization-refers to the process, which follows the screening of large batches of new compounds, during which several may appear to act upon the desired biological target. At this point, medicinal chemistry becomes an iterative process, as chemists synthesize analogous compounds that share beneficial features to the lead but vary slightly in chemical structure. After observing which compound achieves the optimal action upon the target, the compound is moved toward the development phase. However, the compound may need additional modifications to its chemical structure to improve its bioavailability or toxicity profile. In this case, medicinal chemists will select modifications to optimize the lead compound and its pharmacological effects. As the product is moved into pre-clinical development, medicinal chemists will continue to synthesize analogs of the lead compound to improve efficacy or safety profiles and broaden patent coverage.

 . Chemical Process Development-refers to the synthetic processes required for the scale up of chemical production as compounds progress through the drug discovery and development process into pre-clinical and early clinical trials. Chemical process development covers the range of services that strive to optimize the efficiency, safety and cost effectiveness of synthetic pathways and other processes in the small-to-moderate manufacture of intermediates and final drug compounds. Process optimization and development includes the improvement or modification of existing chemical processes, or the innovation of alternative routes to existing compounds that may use different intermediates or otherwise improve upon the original production pathway.

 . Chemical Synthesis and Scale up-refers to the production of larger quantities of chemicals that are required for further pre-clinical and clinical development. Larger scale techniques are utilized in conjunction with larger scale equipment. The synthetic process that was identified during the chemical development phase is utilized to produce kilogram quantities of material to be used in pre-clinical and clinical studies. Typically the compound will be studied in late stage pre-clinical testing and human clinical trials, in which case the synthetic process must be implemented under current good manufacturing practices, cGMP, as outlined by the U.S. Food and Drug Administration. cGMP chemists and quality assurance specialists follow strict regulatory guidelines that certify the purity of active drug compounds being produced.

Challenges in drug discovery and development

The pharmaceutical and biotechnology industries today are under significant pressure to maintain historical revenue growth rates by replacing the number of blockbuster drugs imminently coming off patent and taking advantage of emerging technologies to develop new therapeutic agents. This central challenge provides a number of secondary challenges for pharmaceutical and biotechnology companies, which include the following:

 . Address the Explosion of Genomic Information. The explosion of genomic information is both a benefit and challenge to pharmaceutical and biotechnology companies. The industry has moved from having fewer than 500 gene targets in its potential therapeutic portfolio, to an estimated 10,000 targets, as the mapping of the human genome was completed. Given these greatly broadened possibilities, pharmaceutical and biotechnology companies will need additional capacity for lead compound discovery and optimization.

 . Expedite Lead Discovery and Development. Greatly expanded available targets translate into an increased pressure to evaluate potential drug candidates as quickly and efficiently as possible. Building on this, the industry must seek ways to rationalize the process of both developing leads and moving them forward, thereby reducing the risk of spending large amounts of time and money on the development of drug candidates that ultimately prove to be unsuccessful.

 . Produce Chirally Pure Compounds. Recent changes in FDA regulations have placed increasing pressure on pharmaceutical companies to develop chirally pure compounds. Chiral compounds are molecules that are chemically identical but represent mirror images of one another, much like a person's left hand is a mirror image of their right hand. Often one chiral form of a chemical structure, or isomer, is the most active and best affects the desired biological function; other chiral forms are often inactive or less effective and may needlessly contribute to drug side effects. Because of these potential side effects, the FDA is now requiring data on each chiral compound, significantly increasing the effort and cost needed for approval. Therefore, pharmaceutical companies have become intent on developing single-isomer chiral pharmaceuticals, but have found that doing so using traditional chemistry approaches is difficult, expensive or simply impossible.

 .  Employ Environmentally Cleaner Chemical Synthesis Techniques. The EPA and
   OSHA are placing increasing regulatory pressure on drug developers to employ more environmentally friendly biological scale up techniques, such as biocatalysis, as opposed to utilizing traditional chemical reagents and catalysts, which often involve hazardous substances. Pharmaceutical companies are increasingly looking to outside providers for more environmentally friendly scale up techniques.

BUSINESS STRATEGY

Leverage and expand technology platform

We have and will continue to invest in drug discovery platform technologies to leverage our scientific talent base and increase revenues. Proprietary technologies such as Crystal Monitor(TM), ThermoCat(TM) libraries, ThermoFusion(TM), ChiralSelect(TM) and AutoOptimize(TM) will be applied to client programs in the early stages of drug discovery. We intend to leverage these technologies to generate revenues from upfront licensing fees, milestone and royalty payments and through our integrated chemistry research services. These proprietary technologies will also be applied to our strategic drug development program.

Expand service offerings

We have expanded our service offerings beyond traditional medicinal chemistry to keep pace with the needs of our clients. In 1997, we began offering combinatorial chemistry as a natural extension of our medicinal chemistry capabilities. More recently, we increased our capabilities in analytical chemistry and cGMP synthesis, or the production of molecules under current good manufacturing practices. As evidenced by our recent acquisitions of ThermoGen and Emerald BioStructures, we have further expanded our capabilities in the early stages of drug discovery and intend to continue this expansion. In addition, we intend to further expand and develop our chemical process development and scale up capabilities.

Expand customer relationships

We seek to expand the number of service offerings used by each of our customers by providing chemistry-related services across many phases of drug discovery and development prior to bulk manufacturing. Our recent expansion into proteomics and biocatalysis provides us with an opportunity to pull customers from these service offerings into our later-stage services as well as to expand our current relationships into earlier stages of drug discovery. We believe that our existing customer base also provides us with an excellent source of referrals.

Enter collaborations through our strategic drug development program Recent advances in biotechnology have fueled the emergence of "virtual" pharmaceutical companies who discover or in-license lead compounds. These companies have undertaken aggressive efforts to discover promising lead compounds, but do not have the in-house infrastructure or experience to develop them. Our integrated chemistry service and technology offerings provide an alternative for customers that historically had to sell a significant portion of their proprietary technology to gain access to the development capabilities of a large strategic partner.

Our role in developing the drug pipeline of our Advanced Life Sciences and Sarawak MediChem Pharmaceuticals affiliates is an example of the benefits of our strategic drug development program. Advanced Life Sciences and Sarawak MediChem Pharmaceuticals do not have a scientific staff and have relied upon our drug discovery and development services, platform technologies and project management services to develop their promising drug compounds. Our work provides valuable experience and credibility and we intend to aggressively market our drug development capabilities to third-party customers in order to generate incremental service revenues, enhance our market reputation and create opportunities to obtain milestone and royalty revenues.

Increase customer base

We are seeking to increase our customer base in both domestic and international markets. We believe there are significant opportunities for growth in geographic areas in which we have not conducted significant marketing efforts to date. Accordingly, we plan to expand our U.S. and international marketing efforts beyond our existing presence in Illinois, California, Connecticut, Maryland and the United Kingdom by opening sales offices in other pharmaceutical and biotechnology markets. Our acquisition of Emerald BioStructures provides us access to a key emerging biotechnology market in Seattle, Washington. We also believe international markets represent an opportunity. The international market is under-served by chemistry services companies, with minimal penetration from U.S.-based companies. To access this market, we presently engage consultants based in important geographical regions and are exploring opportunities to open sales offices in additional key international markets. In addition, we generate business from other industries, such as agricultural chemicals, food and personal care, that have a need for chemistry R&D services and we intend to expand these customer segments in the future.

Increase capacity

We will seek to support our future growth by increasing capacity both in terms of the number of scientists employed and the size of our facilities within each of our service offerings. We have significantly increased our scientific staff, and continually seek to recruit and hire additional experienced scientists. We recently increased research capacity at our Lemont, Illinois facility by adding 8,000 square feet of laboratory space. In addition, we completed development of a 14-acre site in Woodridge, Illinois through the opening of a new 100,000 square foot headquarters and discovery laboratories center. This new facility became operational in the first quarter of 2001 and accommodates up to 200 employees. We have the capability to expand our offices and laboratories to 200,000 square feet.

Growth through acquisition

A key element of our growth strategy is to expand through the acquisition of selected drug discovery and technology companies. We believe that selected acquisitions offer the opportunity to grow in the following ways:

 .  expand customer base;

 .  expand drug discovery platform technologies;

 .  expand breadth and scale of drug discovery service offerings;

 .  expand geographic reach of market presence; and

 .  increase process development and scale up technologies.

We believe that numerous suitable acquisition candidates with these capabilities are available.

SERVICE AND PLATFORM TECHNOLOGY OFFERINGS

We are a drug discovery technology and services company that offers a broad range of integrated chemistry R&D capabilities to pharmaceutical and biotechnology companies. Our service and platform technology offerings span the drug discovery process and include:

Service offerings

 . Proteomics. Protein structures identified through our proteomics service, patented technologies and collaborations can be the basis for the discovery of novel drug targets. Through our expertise in applying computational chemistry to design molecules that interact with biological targets, we help our clients design and identify lead compounds having the most desirable action on the drug target. Our proteomics offerings are a key component in our strategy to bridge the gap between genomic information and the chemistry services necessary to identify new lead compounds. We believe that early involvement in the drug discovery process presents follow-on chemistry service opportunities throughout the drug development cycle as well as opportunities to earn royalty and milestone revenues.

   Through our Emerald BioStructures subsidiary, we offer a fully integrated set of proteomics services and proprietary technologies aimed at determining the three-dimensional structure of our clients' protein targets. These services include protein expression, purification, crystallization and structure determination. The structural information gathered from these services enables our scientists to use our powerful computational chemistry tools to assist our customers in the design of novel compounds. Emerald BioStructures' patented technologies and the expertise of their molecular biologists and crystallographers combined with our unique collaborations provide our clients with the structural data necessary to more efficiently and economically design potential lead candidates.

   Through our collaboration with the Argonne National Laboratory's Structural Biology Center, we provide ready access to the Advanced Photon Source, APS. By using the high brilliance APS X-ray beam, one of only three in the world, Emerald BioStructures identifies protein structures faster and with a greater degree of resolution than conventional facilities can provide. The APS can provide important information on the molecular structure and mechanisms governing the biological functions of proteins, information that helps Emerald BioStructures' scientists understand and control protein behavior in disease processes.

 . Combinatorial and Computational Chemistry. Combinatorial chemistry is a powerful chemical synthesis tool that can dramatically speed the drug discovery and development process. Combinatorial chemistry allows chemists to prepare, in a short period of time, libraries of relatively large numbers of chemical analogs, which are variants of a molecule that are prepared in a medicinal chemistry or lead optimization program. This is achieved through the use of robotic synthesizers and high throughput purification equipment, which is specialized equipment used to rapidly purify molecules, particularly molecules prepared using combinational chemistry. Many companies prepare chemical libraries consisting of extremely large numbers of individual compounds, numbering in the tens of thousands to hundreds of thousands. We specialize in high-quality focused libraries, numbering from three to five thousand compounds that are carefully designed through the use of computational chemistry. We can prepare these focused libraries more rapidly and because they are designed using computer-aided methods, we believe they contain more relevant potential therapeutic agents.

   In collaboration with our clients, we design chemical libraries that will act upon a particular biological target using both generally available scientific data and our client's proprietary data. Our computational chemistry team can build vast "virtual libraries" around multiple sets of chemical templates, then condense the large virtual library into more focused libraries that are then physically synthesized. These libraries are intended to rapidly generate rich structure-activity relationships, SARs, which are the correlations between a molecule's structure and its effect on biological activity. SARs allow medicinal chemists to select therapeutic lead molecules in a greatly shortened timeframe.

   Our combinatorial synthesis group develops and validates chemistries used to produce chemical libraries, including method development for analyses of final library purity. We create tailored libraries, using a broad range of reaction technologies, based both upon our client's specifications and unique designs arising from our computational chemistry capabilities. All final products from each library are analyzed for purity to meet our collaborator's specifications. Final libraries are delivered to our clients in a format of their choosing, along with electronic database files that are easily incorporated into their own internal databases.

   In addition to the preparation of chemical libraries, we apply combinatorial approaches to problems in chemical process development using our patented AutoOptimize(TM) technology, which is described under Drug Discovery Platform Technologies.

 . Medicinal Chemistry. As implied by our name, MediChem, we were founded with the focus of providing medicinal chemistry services to the pharmaceutical and biotechnology industries. Our in-house chemistry-focused resources, combined with our network of external collaborators, provide a framework for managing an entire medicinal chemistry program from lead discovery through early-stage human clinical trials. Our scientific staff possesses a wealth of expertise in medicinal chemistry research, obtained through academic training, prior industry experience and through servicing the sophisticated needs of our customers. Our medicinal chemistry management team applies the requisite tools to conduct full-scale medicinal chemistry programs for our clients.

   We offer our clients a broad spectrum of medicinal chemistry services. These services range from early-stage lead optimization studies that culminate in candidate selection for development to the identification of viable synthetic routes required to produce materials for both pre-clinical and clinical studies. Our lead optimization programs include analog synthesis and focused compound libraries obtained from combinatorial chemistry, the collection and analysis of SAR data and computer-assisted drug design. Success in these programs is defined by the improved biological activity and safety profile of lead compounds.

 . Biocatalysis. Our services in the field of biocatalysis allow clients to efficiently develop economical chemical process methods utilizing the power of enzyme-catalyzed reactions, during which biological molecules act as reagents in the chemical process. When coupled with proteomics, combinatorial chemistry, lead optimization and chemical process development, biocatalysis is an integral part of a multidisciplinary service approach to a drug discovery program. Three of the most important applications of biocatalysis are the production of chiral chemical compounds, the optimization of chemical processes and the application of protein shuffling--randomly combining modular sections of proteins--to streamline chemical syntheses.

   Through our ThermoGen subsidiary, we offer an enzyme-based technology platform, or a series of technologies used together for applying enzyme catalysts, that can be applied to perform difficult chemical reactions with stable, easy-to-use biocatalysts that are environmentally friendly and cost effective. ThermoGen's tailored biosynthetic processes are designed to streamline our clients' chemical processes and reduce overall drug development time and cost. We offer customers valuable enzyme-catalyzed reactions at both the process development and scale up stages of chemical processing. Once an enzyme capable of conducting a desired chemical reaction is identified, the reaction can be scaled up using our synthetic chemistry resources. In this manner, synthetic chemical and biocatalytic processes are coupled to produce an efficient and economical process for production of lead compounds. Our integrated approach represents a value-added opportunity to accelerate our customers' drug development timeline.

 . Chemical Process Development. Once a lead compound has been selected for development as a potential drug candidate, a viable manufacturing method must be identified. Although an initial synthetic route has been designed, that initial method may be inappropriate for large-scale manufacturing. Thus, chemical process research is conducted to identify a synthesis process that is efficient, economical and safe.

   Our scientists utilize a variety of tools in conducting chemical process development. Molecular modeling enables our scientists to predict the behavior of reactants in a proposed chemical reaction, allowing them to avoid reaction pathways that could pose safety hazards. Our scientists combine robotics and statistical analysis to rapidly optimize discrete chemical reactions. Our biocatalysis technology can be applied to identify a safe, efficient solution to a chemical reaction problem that could not be readily solved through the use of traditional chemistry methods. Following initial computational reaction design and automated reaction optimization, the process is then subject to large-scale validation. By employing computational chemistry, automation and biocatalysis, our approach to chemical process research adds tremendous value to our clients in the form of decreased development times and production costs, and dramatically expands the range of underlying research data that can be used to strengthen patent applications and ultimately broaden patent coverage.

 . Analytical and Separations Chemistry. Our analytical and separations services utilize a broad range of spectroscopic and chromatographic techniques to assist clients in validating and purifying chemical compounds. Spectroscopic services, such as nuclear magnetic resonance spectroscopy and mass spectrometry, are used to identify and verify chemical structures. Chromatographic services include the use of high-performance liquid chromatography, HPLC, technologies to separate extremely complex mixtures and isolate chemical impurities. The compounds produced by chemical synthesis, including intermediate and final products, are validated using chromatographic techniques. These analytical validations form the basis of the Chemistry, Manufacturing and Control section when our clients file an Investigational New Drug, IND, application with the FDA.

   Because the U.S. Food and Drug Administration and the European Committee for Proprietary Medicinal Products have required manufacturers to research and characterize each chiral version of a drug proposed to be marketed, obtaining pure compounds containing one chiral version has become an essential requirement in the pharmaceutical industry. Through the experience of our highly qualified scientists as well as our technologies, such as ChiralSelect(TM), we enable our customers to perform complex separations and purifications of chiral chemical compounds.

 . Chemical Synthesis and Scale Up. Once an optimal method of chemical synthesis has been identified through chemical process development, our scientists then scale up the desired compound on the scale appropriate to the compound's stage of development, ranging from grams to multiple kilograms. The synthesis of compounds is conducted under good laboratory practices, GLP, guidelines or, if the compound is undergoing early-stage clinical studies, under current good manufacturing practices, cGMP, guidelines. We have the capacity to produce multiple-kilogram quantities of compounds under either GLP or cGMP guidelines. In addition, when larger quantities are required, we contract with large-scale chemical manufacturers to meet these requirements.

DRUG DISCOVERY PLATFORM TECHNOLOGIES

Proteomics platform technologies

Our proteomics subsidiary, Emerald BioStructures, offers drug discovery tools and technologies to pharmaceutical and biotechnology companies aimed at determining the three-dimensional X-ray crystal structure of our clients' protein targets. These tools and technologies include the following:

 . High Throughput Crystallization(TM), a system for screening large numbers of potential crystallization conditions for pharmaceutically relevant protein drug targets;

 . Crystal Monitor(TM), a powerful relational database software tool for the capture and analysis of protein crystallization trial information;

 . Clover Plates(TM), specialized plates that allow for multiple independent protein crystallization experiments; and

 . Crystal Growth Matrices(TM), novel formulations that decrease the time and cost required to design protein crystallization arrays and increase the ability to repeat crystal growth multiple times using a particular set of crystallization conditions.

Biocatalysis platform technologies

Our subsidiary, ThermoGen, has developed a broad technology platform for rapid enzyme discovery, enzyme engineering, protein shuffling, process development and scale up. ThermoGen's proprietary technologies include the following:

 . ThermoCat(R) enzyme products are stable biocatalysts for chemical synthesis applications. ThermoGen's proprietary collections of enzymes, organisms and gene libraries are rich sources of biocatalysts. These biocatalysts have been developed to target the growing need for catalysts and can economically produce chiral stereoisomers, or single-isomer molecules and other complex compounds. Using ThermoGen's core technology base, over 25 new biocatalysts have been commercialized. The ThermoCat(R) biocatalysts are being sold in three forms: QuickScreen(R) kits, bulk biocatalysts and immobilized biocatalysts, which attach enzymes to a solid matrix that can easily be filtered upon completion of a chemical reaction.

 . The ThermoGenetic(TM) Stabilization System helps develop genetically stabilized proteins, or proteins that have been genetically engineered to have an increased lifetime. By inserting a gene of interest into a thermophilic microorganism, which lives in extremely high-temperature environments, our technology allows the generation of modified proteins that function at high temperatures.

 . ThermoFusion(TM) allows the construction of new enzymes by shuffling sections of proteins. The enzymes that result from this process can combine multiple enzymatic processes into a single enzyme. In addition, ThermoGen's protein technology enables the production of novel enzymes that will catalyze with enzymatic properties not available through natural means.

 . RapidScreen(TM) and TrueSubstrate(TM) methods allow rapid qualitative or quantitative comparison of enzyme properties for use in a variety of screening applications. Such applications include process optimization, or the development of chemical synthetic pathways suitable for large-scale manufacture of chemical products. Utilizing this technology, ThermoGen can compare large libraries of enzymes against libraries of substrates or process conditions rapidly and effectively.

ChiralSelect(TM)

A persistent problem in drug development is the identification of methods to isolate chirally pure drug candidates. Other than the development of an asymmetric synthetic route, which provides only one desired chiral version, chiral HPLC is the most rapid and efficient method for the large-scale isolation of pure chiral compounds.

Chiral stationary phases, CSPs, are specialized materials that can effect separation of chemical isomers. Despite the commercial availability of a variety of CSPs, challenging separation problems still persist, emphasizing the continuing need to develop new and improved CSPs for certain drug candidates. Our ChiralSelect(TM) technology is a novel approach to discover the optimal HPLC separation method, which provides the best means for separating a chiral mixture. ChiralSelect(TM) involves the rational design and synthesis of diverse libraries of novel potential CSPs for screening our clients' chemical mixtures to facilitate the determination of the most efficient CSP for chiral separation requirements. We developed our ChiralSelect(TM) technology as part of our relationship with Advanced Life Sciences and Regis Technologies and use the technology pursuant to exclusive, unlimited licenses from Advanced Life Sciences and Regis Technologies. The ChiralSelect(TM) license agreements with Advanced Life Sciences and Regis Technologies require us to pay each of them 4% of contract revenue derived from the ChiralSelect(TM) platform technology. In the event that the ChiralSelect(TM) technology is patented, our royalty obligation to Regis Technologies will increase to 6%. The license with Regis Technologies expires in August 2009 and cannot be terminated prior to that time without our consent. Our license with Advanced Life Sciences is perpetual. See "Item 1. Business--Patents and Proprietary Rights--Platform Technologies Licensed from Advanced Life Sciences."

AutoOptimize(TM)

In many instances, the identification of a reliable and economical synthetic method for large-scale production of a therapeutic agent becomes a critical bottleneck in the development of new drugs. Our patented AutoOptimize(TM) technology is an efficient method for rapidly optimizing chemical processes that couples robotics and statistical analysis. Our automated techniques generate "libraries" of hundreds of unique reaction conditions that combine multiple reaction variables, such as solvent, temperature, reagent ratios and catalyst selection. Using an iterative process, we conduct statistically-designed experiments that allow the identification of critical reaction variables, then perform multiple cycles of the design/reaction/analysis sequence until the optimal set of reaction variables is determined. Our method is far more efficient than traditional, time-consuming bench-scale reaction optimization, which requires a chemist to manually and frequently change one variable at a time, often missing subtle, but critical, cross-variable effects. Our AutoOptimize(TM) technology platform provides our clients with a rapid and cost effective alternative to traditional process optimization. We developed our AutoOptimize(TM) technology as part of our relationship with Advanced Life Sciences and use the technology pursuant to an exclusive unlimited license from Advanced Life Sciences that can only be cancelled with our consent and that requires us to pay Advanced Life Sciences 8% of our contract revenue relating to the use of the AutoOptimize(TM) technology. See "Item 1. Business--Patents and Proprietary Rights--Platform Technologies Licensed from Advanced Life
Sciences."

BlockBuilder(TM)

Our BlockBuilder(TM) program is a service offering that utilizes our synthesis technologies to efficiently produce unique combinatorial chemistry building blocks and scaffolds. The program fills an important and growing need in the chemical discovery research marketplace. This need is driven by the widespread and growing popularity of combinatorial chemistry as a technique for discovering new chemical entities. Because research organizations are investing heavily in automated chemical synthesis to achieve discovery objectives, the need for greater numbers of customized building block compounds has become more pronounced. Our program is designed to provide a high throughput, cost-effective source of custom synthesized unique combinatorial building blocks and scaffolds on an exclusive basis to our clients.

MediCertified(TM)

Our MediCertified(TM) program utilizes our chemical synthesis and analytical technologies to provide a "one-stop-shop" approach to the chemical synthesis and validation of analytical reference standards. This certification is used in generating the documentation required in FDA filings in connection with the manufacture of drug substances. We use our MediCertified(TM) program to discover and develop synthetic processes to produce drug impurities and metabolites, develop a method for validating the chemical structure and purity of each impurity or metabolite and utilize these compounds and associated data to support our clients' FDA filings.

STRATEGIC DRUG DEVELOPMENT PROGRAM

In conjunction with our drug discovery technology and integrated chemistry research services, our strategic drug development program provides our customers with a continuum of drug discovery and development services and technologies. We are focused on serving the growing number of biotechnology and "virtual" pharmaceutical companies who discover or in-license promising lead compounds with therapeutic potential but may not have the in-house infrastructure or experience to develop them. Our development program provides these customers with an alternative to selling a significant portion of their proprietary technology to gain access to the development capabilities of a large strategic partner. Although focused on the biotechnology and "virtual" pharmaceutical sector, our development program also has the potential to serve fully integrated pharmaceutical firms who need additional development capacity. Many of these companies have promising lead compounds that fall below internal market size thresholds but still represent substantial opportunities for companies focused on "middle market" therapeutic areas.

We are one of very few chemistry service companies that have the breadth of service offerings needed to take a customer's lead compound through lead optimization, chemical process development and chemical synthesis and scale up. In addition, our drug discovery platform technologies enable us to provide our customers with proprietary techniques to enhance the speed and efficiency of their discovery and development efforts.

Through our strategic drug development program we offer two types of services: direct services, including our lead discovery through chemical synthesis and scale up capacities, and indirect services which we arrange through our project management expertise, including pre-clinical testing and clinical trials of product candidates. We contract with third parties for services relating to the pre-clinical research, clinical trials and chemical manufacturing stages of drug development. Projects in our strategic drug development program are longer term in nature, beginning in lead discovery and moving through clinical development to potential commercialization. Through this program we are building relationships with our customers and establishing a recurring revenue base. We generate revenues from this program in the form of chemistry service revenues, milestone fees and royalty payments.

Overall, our development program provides customers with access to fully integrated chemistry discovery and development services from lead discovery through clinical development. Through our collaborations with Advanced Life Sciences and Sarawak MediChem Pharmaceuticals, we have performed chemistry research services and engaged strategic partners to advance calanolide A, an anti-HIV drug, from early optimization work through synthetic route development, pre-clinical studies, IND filing and into human clinical trials performed under our management through a contract research organization. Calanolide A is currently in Phase I clinical trials. In addition, we have implemented process research and scale up chemistry services in connection with Immtech International, Inc.'s lead compound. We are also providing project management services to Immtech as we work closely with strategic partners in connection with the production of scale up information and preparation of chemical and analytical regulatory data associated with Immtech's IND filing. Having successfully taken a lead compound into the clinical trial stage of development, we are positioned to replicate our successful strategy for other clients although we have not yet prepared and filed an IND submission or managed clinical trials for any client other than Sarawak MediChem Pharmaceuticals.

RELATIONSHIP WITH ADVANCED LIFE SCIENCES, INC.

Overview

In late 1998, we made a strategic decision to operate our proprietary drug development and chemistry services businesses as separate entities. Advanced Life Sciences is an early-stage drug development company with significant R&D expenditures that is unlikely to generate meaningful revenues in the next several years. MediChem is an established drug discovery technology and services company that has generated positive operating income throughout our existence. Our management believed that the objectives of these businesses were better pursued independently, given their distinct business models and funding requirements. To accomplish our objectives, on January 1, 1999, we contributed all of our proprietary drug development and certain platform technology assets to a wholly owned subsidiary, Advanced Life Sciences. The assets we contributed to Advanced Life Sciences included ownership rights to all patented compounds in various stages of drug development and our 50% joint venture interest in Sarawak MediChem Pharmaceuticals, Inc.

We spun-off Advanced Life Sciences immediately prior to our June 1999 venture capital funding transaction. Management recognized that MediChem's revenue generating chemistry services model and Advanced Life Sciences' capital-intensive, R&D drug development model appealed to different investor profiles and objectives. We realized, however, that maintaining access to Advanced Life Sciences' technology development potential was important to our business and desired to foster a strategic alliance with Advanced Life Sciences by entering into license and collaborative arrangements. The spin-off was effected by exchanging our 100% common stock interest in Advanced Life Sciences for non-voting preferred stock with a par value of $2.5 million and a 7% cumulative preferred dividend. Our chairman and chief executive officer, Dr. Michael T. Flavin, who was our sole stockholder prior to the venture capital investment, made an equity investment in Advanced Life Sciences and became its sole common stockholder.

Applicable accounting rules require that all transactions with Advanced Life Sciences following the spin-off be reflected in our financial statements as related party. Transactions with Advanced Life Sciences' joint-venture subsidiary, Sarawak MediChem Pharmaceuticals, are also reflected in our financial statements as related party since Sarawak MediChem Pharmaceuticals' inception in 1996.

Advanced Life Sciences was founded to discover, in-license and develop patented drug compounds. Like many "virtual" pharmaceutical companies, Advanced Life Sciences has no scientific staff and conducts its operations through a master service agreement with us pursuant to which we provide comprehensive project management services. All chemistry and laboratory services provided by us to Advanced Life Sciences or Sarawak MediChem Pharmaceuticals are billed at our standard rates and collected in the ordinary course consistent with any third-party customer. In addition, as a chemistry research service provider to Advanced Life Sciences, we developed the AutoOptimize(TM) and ChiralSelect(TM) technologies and received milestone payments related to their successful commercialization as well as the patent issuance for AutoOptimize(TM). We have the exclusive rights to use the AutoOptimize(TM) and ChiralSelect(TM) technologies pursuant to an unlimited license from Advanced Life Sciences in exchange for the payment of a royalty to Advanced Life Sciences. See "Business- -Patents and Proprietary Rights--Platform Technologies Licensed from Advanced Life Sciences." We do not fund Advanced Life Sciences operations instead, since the spin-off Advanced Life Sciences has relied upon SBIR grants from the NIH and debt and equity investments from its sole common stockholder, Dr. Flavin.

Sarawak MediChem Pharmaceuticals is a development stage pharmaceutical company with a current portfolio of proprietary anti-viral drugs in various stages of clinical and pre-clinical development.

Sarawak MediChem Pharmaceuticals represents a 50:50 joint venture between Advanced Life Sciences and the Government of Malaysia. Sarawak MediChem Pharmaceuticals' potential anti-HIV products arose from a family of naturally occurring compounds, collectively known as calanolides, which were discovered in the tropical rainforest of Sarawak, Malaysia, on the island of Borneo. Sarawak MediChem Pharmaceuticals has funded its operations through investments from its joint venture partner, the Government of Malaysia.

Advanced Life Sciences' success is an example of the benefits we offer
"virtual" pharmaceutical and biotechnology customers through our strategic drug development program. Utilizing our drug discovery and development services, platform technologies and project management services, Advanced Life Sciences has several promising drug compounds in development. For example, Advanced Life Sciences has developed a promising anti-HIV compound through its Sarawak MediChem Pharmaceuticals joint venture that is currently in Phase I clinical trials. In addition, Advanced Life Sciences has developed an anti-inflammatory treatment, currently in pre-clinical development, an anti-cancer compound in pre-clinical co-development with the National Cancer Institute, NCI and two early-stage pre-clinical products with cancer and viral applications.

Our relationship with Advanced Life Sciences is an example of our strategy to establish collaborations with emerging "virtual" pharmaceutical and biotechnology companies. We believe that our relationship with Advanced Life Sciences provides incremental service revenue opportunities, enhances our market reputation as a manager of drug development programs and provides opportunities to obtain future milestone and royalty revenues.


INSTITUTIONAL COLLABORATIONS

Through our relationship as the preferred project manager of Advanced Life Sciences' drug development program, we provide services and technologies on a number of collaborations that Advanced Life Sciences has with prominent research institutions that provide services or possess technology complementary to those we provide or possess. In addition to incremental service revenues, these collaborations provide significant benefits to us in terms of experience in performing services on advanced projects, access to possible new technologies which enhance our ability to market our services to third-party customers and potential to obtain future milestone payments. Examples of collaborations that we have fully serviced include the following cooperative R&D agreements, or
CRADAs:

 . NCI CRADA. Advanced Life Sciences and the NCI have established a CRADA to identify and capitalize on the therapeutic value of the calanolide class of anti-HIV agents. The objective of this alliance is to combine our chemical research experience with the biological expertise of NCI to advance the calanolide compounds to commercialization.

 .  Argonne CRADA. Advanced Life Sciences has also established a CRADA with
   Argonne National Laboratory. This CRADA was established to combine our synthesis and medicinal chemistry expertise with the computational chemistry and structural biology strengths of Argonne. The aim of this collaboration is to further the discovery and development of new drug candidates that inhibit amyloid fibril formation, which is suspected to be a cause of Alzheimer's disease.

 .  Southern Research Institute CRADA. Advanced Life Sciences and Southern
   Research Institute have established a research collaboration to discover and develop novel anti-viral agents. The goal of this collaboration is to bring together our expertise in combinatorial synthesis and medicinal chemistry and the high throughput anti-viral screening capabilities of Southern Research Institute to discover and develop new anti-viral drug candidates.

 .  Walter Reed Army Hospital CRADA. Advanced Life Sciences and Walter Reed Army
   Hospital have established a CRADA to discover and develop novel anti-malaria agents. This collaboration is focused on coupling our expertise in combinatorial synthesis and medicinal chemistry and the high throughput anti-malaria screening capabilities of Walter Reed to discover and develop new anti-malaria drug candidates.

ACQUISITION OF THERMOGEN

On May 31, 2000, we acquired ThermoGen in exchange for 3,452,909 shares of our common stock and the assumption of options to purchase 475,455 shares of our common stock. ThermoGen, based in Chicago, Illinois, is a leading provider of biocatalysis services and products through the use of proprietary technologies that expand our technology and chemistry service offerings. ThermoGen's proprietary technologies permit our customers to perform difficult chemical reactions with stable, easy-to-use biocatalysts that are environmentally friendly and cost effective. ThermoGen develops and sells proprietary biocatalyst products and process research services to the pharmaceutical, agricultural chemical and food industries. We believe that by integrating ThermoGen's biocatalysis technology, we provide our clients with chemical processes that are more efficient and shorten the chemical process development timeframe. Our acquisition of ThermoGen allows us to provide biocatalysis services and products to our existing customers and provides opportunities to market our broad range of chemistry services to new clients. We also believe that ThermoGen's technology and intellectual property will enhance our current service and product offerings, thereby improving our efficiency.

ThermoGen was founded in 1988 and had revenues of $2.1 million for the year ended December 31, 1999 and a staff of over 20 professionals. ThermoGen has been recognized for its leading biocatalysis technology, having been awarded more than a dozen SBIR grants from the NIH totaling over $4 million for technology development. ThermoGen was awarded the 1999 Tibbets Award from the U.S. Small Business Administration for its excellence in developing and commercializing its proprietary biocatalysis platform technologies.


ACQUISITION OF EMERALD BIOSTRUCTURES

On May 31, 2000, we acquired Emerald BioStructures, Inc., in exchange for 1,576,602 shares of our common stock. Emerald BioStructures, based near Seattle, Washington, is a leading provider of research products and services in protein structure determination to the pharmaceutical and biotechnology industries. We believe Emerald BioStructures is well positioned to benefit from the bottleneck resulting from the explosion in genomic information. Emerald BioStructures' proteomics services help bridge the gap between genomic information and the chemistry services necessary to identify new lead compounds. Emerald BioStructures offers an integrated platform of technologies in proteomics that enables more efficient determination of protein structure and function. Our acquisition of Emerald BioStructures allows us to provide proteomics services to our existing customers and provides opportunities to market our broad range of chemistry services to new clients. We believe Emerald BioStructures' proteomics platform technologies improve the efficiency of our current service and product offerings.

Emerald BioStructures was founded in 1997 and had revenues of $0.5 million for the year ended December 31, 1999 and a staff of 5 professionals. Emerald BioStructures has been recognized for its leading proteomics technologies, having been awarded five SBIR grants from the NIH totaling over $850,000 for technology development.

MARKETING

We market the majority of our services directly to pharmaceutical and other life science companies. Since our inception, our senior management and business development groups have marketed our services. Our business development professionals possess the requisite technical and business backgrounds to communicate effectively with prospective clients and their R&D professionals. An important component of our strategy is to pursue long-term collaborative relationships with selected clients.

We market our services directly to clients through meetings with senior management of pharmaceutical and biotechnology companies, participation in scientific symposia and trade shows, media relations and public relations, targeted mailings, maintenance of an extensive internet website and selected advertisements in scientific and trade journals. An independent marketing communication agency has been retained to assist with brochure design, advertising and media relations. In addition, our scientists and senior management present technical papers at scientific symposia on a regular basis.

Historically, we have focused our marketing efforts in the United States from our business development and client communication offices in Chicago, Illinois; South San Francisco, California; Seattle, Washington; New London, Connecticut; La Jolla, California and Annapolis, Maryland. In the past several years, we have expanded our efforts to include Western Europe, Japan and the Far East. Such efforts include increased presence at international trade shows, advertising in trade publications, visits by business development professionals and senior management to potential clients and the retention of independent marketing consultants. We are currently exploring opportunities to open sales offices in international locations.

CUSTOMERS

Our customers include pharmaceutical companies, biotechnology companies, personal care companies, agricultural chemical companies and specialty chemical manufacturers. Revenue from pharmaceutical companies accounted for 43%; revenue from biotechnology companies accounted for 49% and revenue from other chemistry related customers accounted for 8% of our aggregate revenue, including milestone and intellectual property revenue, for the year ended December 31, 2000. Our ten largest customers have accounted for approximately 67%, 86% and 89% of total contract revenues for the years ended December 31, 2000, 1999 and 1998, respectively. Contract revenue from our affiliates, Advanced Life Sciences and Sarawak MediChem Pharmaceuticals, accounted for 11% and 6% of total contract revenue, respectively, for the year ended December 31, 2000. Searle, Inc. accounted for 11% of total contract revenue, and AstraZeneca Inc. accounted for 10% of total contract revenue, for the year ended December 31, 2000. For the year ended December 31, 2000, contract revenue from our three largest customers represented approximately 32% of total contract revenue.

COMPETITORS

We face competition based on a number of factors, including size, relative expertise and sophistication, speed and costs of identifying and optimizing potential lead compounds and of developing and optimizing chemical processes. We compete with the research departments of pharmaceutical companies, biotechnology companies, contract research companies and research and academic institutions. Many of these competitors have greater financial and other resources than we do.

Historically, pharmaceutical companies have maintained close control over their R&D activities, including the synthesis, screening and optimization of chemical compounds and the development of chemical processes. Many of these companies, which represent a significant potential market for our products and services, are developing or already possess in-house technologies and services offered by us. Academic institutions, governmental agencies and other research organizations are also conducting research in areas in which we provide services, either on their own or through collaborative efforts.

We anticipate that we will face increased competition in the future as new companies enter the market and advanced technologies become available. Our services and expertise may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. The existing approaches of our competitors or new approaches or technologies developed by our competitors may be more effective than those developed by us. There can be no assurance that our competitors will not develop more effective or more affordable technologies or services, thus rendering our technologies and/or services obsolete, uncompetitive or uneconomical.

We believe that the successful recruitment and retention of qualified Ph.D., M.S. and B.S.-level scientists and business professionals is a key element in achieving our strategic goals. We believe that as competitive pressures in the pharmaceutical industry to produce lead compounds increase, the recruitment and retention of chemists and seasoned business professionals will become increasingly competitive. In order to meet this challenge, we actively recruit at colleges and universities, through third-party recruitment firms and through the contacts of our employees.

PATENTS AND PROPRIETARY RIGHTS

Platform technologies licensed from Advanced Life Sciences

We use AutoOptimize(TM) technology in our business pursuant to an exclusive, unlimited license agreement with Advanced Life Sciences, which is terminable only upon our mutual agreement with Advanced Life Sciences. The AutoOptimize(TM) license agreement requires us to pay Advanced Life Sciences 8% of all contract revenue derived from this platform technology. We use ChiralSelect(TM) technology in our business pursuant to exclusive, unlimited license agreements with Advanced Life Sciences and Regis Technologies, Inc. The ChiralSelect(TM) license agreements with Advanced Life Sciences and Regis Technologies require us to pay each of them 4% of all contract revenue derived from the ChiralSelect(TM) platform technology. In the event that the ChiralSelect(TM) technology is patented, our royalty obligation to Regis Technologies will increase to 6%. The Advanced Life Sciences license agreement is perpetual and the Regis Technologies license agreement terminates in August 2009 unless terminated previously with our mutual consent.

Under our license agreements, Advanced Life Sciences is obligated to pay us certain milestone payments for our role in developing the AutoOptimize(TM) and ChiralSelect(TM) technologies. The milestone payments are due upon demonstrating commercial use, the issuance of a United States patent and for each publication relating to the platform technology in a peer-reviewed journal. Through December 31, 2000, we have fully realized $1.4 million of the total milestone payments payable from Advanced Life Sciences due to the commercialization and issued patent on AutoOptimize(TM) and $0.3 million of the total milestone payments payable from Advanced Life Sciences due to the commercialization of ChiralSelect(TM). The possibility of receiving future peer-reviewed publication milestone payments from Advanced Life Sciences continues. The possibility of receiving future milestones from Advanced Life Sciences due to ChiralSelect(TM) being patented continues.

General

While it is important to our growth that we obtain and enforce patents, protect trade secrets and obtain licenses to technology owned by third parties wherever required, there can be no assurance that any patent applications will result in the issuance of patents. In addition, if any patents are issued, we cannot be sure whether they will provide significant proprietary protection or commercial advantage, or will not be circumvented by others.

Our plan is to conduct our business without infringing upon the proprietary rights of others. However, in the event a third party has also filed one or more patent applications for inventions which conflict with those we own, we may have to participate in interference proceedings declared by the Patent and Trademark Office to determine priority of invention, which could result in the loss of any opportunity to secure patent protection for the inventions and the loss of any right to use the inventions. The patent positions of chemical, pharmaceutical, medical products, personal care products and biotechnology firms can be uncertain and involve complex legal and factual questions. Even if the eventual outcome is favorable to us, such proceedings could result in substantial cost to us.

The filing and prosecution of patent applications, litigation to establish the validity and scope of patents, assertion of patent infringement claims against others and the defense of patent infringement claims by others can be expensive and time consuming. There can be no assurance that in the event that any claims with respect to any of our patents, if issued, are challenged by one or more third parties, that any court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation could cause us to lose exclusivity afforded by the disputed rights. If a third party is found to have rights covering products or processes we use, we could be forced to cease using the technologies covered by such rights, could be subject to significant liability to such third party and could be required to license technologies from such third party. Furthermore, even if the patents we own or license are determined to be valid, enforceable and broad in scope, there can be no assurance that competitors will not be able to design around such patents and compete with us and our licensees using the resulting alternative technology.

We seek patent protection with respect to products and processes developed in the course of our activities when we believe such protection is in our best interest and when the cost of seeking such protection is in line with potential benefits. However, no assurance can be given that any patent application will be filed, that any filed applications will result in issued patents or that any issued patents will provide us with a competitive advantage or will not be successfully challenged by third parties. The protections afforded by patents will depend upon their scope and validity, and others may be able to design around our patents.

From time to time, we may also enter into collaborations or other arrangements with our customers whereby we retain certain ownership rights or may be entitled to receive milestones and royalties with respect to proprietary technology we developed during the contract period. However, many of our contracts provide that our customers maintain ownership of proprietary technology that is developed in the course of work performed under the contract.

We also rely upon trade secrets and proprietary know-how for certain unpatented aspects of our technology. To protect such information, we require all employees, consultants and licensees to enter into confidentiality agreements limiting the disclosure and use of such information. There can be no assurance that these agreements provide meaningful protection or that they will not be breached, that we would have adequate remedies for any such breach or that our trade secrets, proprietary know-how and technological advances will not otherwise become known to others. In addition, there can be no assurance that, despite precautions taken by us, others have not and will not obtain access to our proprietary technology. Further, there can be no assurance that third parties will not independently develop substantially equivalent or better technology.

Potential liability and insurance

In connection with our services provided to Sarawak MediChem Pharmaceuticals, we attempt to manage our risk of liability for personal injury to or death of clinical trial participants from administration of products under study through a specific insurance policy for that purpose. We also attempt to manage our risk of liability in connection with services provided to other clients through measures such as contractual indemnification provisions with clients and through insurance maintained by clients. The contractual indemnifications generally do not protect us against certain of our own actions, such as negligence. The contractual arrangements are subject to negotiation with clients and the terms and scope of such indemnification vary from client to client and from trial to trial. Although most of our clients are large, well-capitalized companies, the financial performance of these indemnities is not secured. Therefore, we bear the risk that an indemnifying party may not have the financial ability to fulfill its indemnification obligations. We could be materially adversely affected if we were required to pay damages or incur defense costs in connection with a claim that is beyond the scope of an indemnity provision or beyond the scope or level of insurance coverage maintained by the client or where the indemnifying party does not fulfill its indemnification obligations. Other than our policy in connection with Sarawak MediChem Pharmaceuticals, we do not currently maintain liability insurance with respect to these risks.

Government Regulation

Our customers and collaborators, including Advanced Life Sciences and Sarawak MediChem Pharmaceuticals, are subject to substantial regulation by governmental entities in the U.S. and other countries. Moreover, to the extent that we act as project manager in providing or arranging for FDA-regulated services for our customers, we also are subject to these requirements. The nature and the extent to which such regulation may apply to our customers will vary depending on the nature of any such pharmaceutical products. Virtually all pharmaceutical products developed by our customers will require regulatory approval by governmental agencies prior to commercialization. Human pharmaceutical products are subject to rigorous pre-clinical and clinical testing and other approval procedures by the FDA and by foreign regulatory authorities. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations are time consuming and require the expenditure of substantial resources.

Generally, in order to gain FDA approval, a company first must conduct pre-clinical studies in the laboratory and in animal models to gain preliminary information on a compound's efficacy and to identify any safety problems. The results of these studies are submitted as a part of an IND that the FDA must review before human clinical trials of an investigational drug can start. In order to commercialize any products, we or our customer will be required to sponsor and file an IND and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy that are necessary to obtain FDA approval of any such products. Clinical trials are normally done in three phases and generally take two to five years to complete. After completion of clinical trials of a new product, FDA and foreign regulatory authority marketing approval must be obtained. If the product is classified as a new drug, our customer or we will be required to file an NDA and receive approval before commercial marketing of the drug. The testing and approval processes require substantial time, effort and expense and there can be no assurance that any approval will be granted on a timely basis, if at all. NDAs submitted to the FDA can take several years to obtain approval. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the U.S., we will also be subject to foreign regulatory requirements governing human clinical trials and marketing approvals for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

All facilities and manufacturing techniques used in the manufacture of products for clinical use or for sale in the U.S. must be operated in conformity with cGMP guidelines as established by the FDA. Our facilities are subject to scheduled periodic regulatory inspections to ensure compliance with cGMP requirements. If the FDA finds that we have failed to comply with these requirements or that our customers or we have failed to comply with any applicable regulatory requirements, the agency can institute a wide variety of enforcement actions. Our or our customers' failure to comply with applicable requirements could lead to an FDA enforcement action that may have a material adverse effect on our business. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations: Risk factors -- our customers and we are subject to substantial government regulation."

Our R&D processes involve the controlled use of hazardous materials. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our activities currently comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources. In addition, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future.

EMPLOYEES

At December 31, 2000, we had 217 employees, the majority of which are scientists. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

ITEM 2.  PROPERTIES

Our principal executive offices and laboratories are located in Lemont, Illinois, and encompass approximately 50,000 square feet of leased space, pursuant to a lease agreement expiring in September 2003, with an option to purchase the facility or enter into a four-year lease agreement. We also occupy 15,000 square feet of additional laboratory space in Des Plaines, Illinois. Our lease runs through October 2001, with an option to lease on a year-to-year basis. At December 31, 2000, three satellite business development offices were leased in South San Francisco, California, for 1,460 square feet, in New London, Connecticut, for 1,630 square feet and in La Jolla, California, for 150 square feet. ThermoGen operates from a 10,000 square foot leased facility located in Chicago, Illinois. Emerald BioStructures operates from an 8,500 square foot leased facility located near Seattle, Washington.

We completed development of a 14-acre site in Woodridge, Illinois through the opening of a new 100,000 square foot headquarters and discovery laboratories center. This new facility became operational in the first quarter of 2001. We have the capability to expand our offices and laboratories to 200,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

From time to time we may be involved in various claims and legal proceedings arising in the ordinary course of our business. We are not currently a party to any such claims or proceedings, which, if decided adversely against us, would either individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning our executive officers and key employees:

Name                                   Age        Position
----                                   ---        --------
Michael T. Flavin, Ph.D.                44        Chairman of the Board of Directors, President and Chief Executive
                                                  Officer
John L. Flavin                          32        Executive Vice President and Chief Operating Officer--MediChem;
                                                  Chief Executive Officer--ThermoGen and
                                                  Emerald BioStructures; Director
R. Richard Wieland II                   56        Executive Vice President and Chief Financial Officer
Jeffrey A. Whitnell                     45        Vice President of Finance and Treasurer
Shirley A. Pine                         46        Vice President of Administration
David E. Zembower, Ph.D.                36        Vice President of Operations
Vernon O. Sebby                         43        Vice President of Business Development and Client Communications
Ze-Qi Xu, Ph.D.                         39        Vice President of Strategic Drug Development
David C. Demirjian, Ph.D.               39        Vice President of Technology Strategy--MediChem; President--
                                                  ThermoGen; Director
Lance Stewart, Ph.D.                    36        President--Emerald BioStructures
Hidong Kim, Ph.D.                       35        Vice President of Operations--Emerald BioStructures
Michael J. Cogan                        30        Controller

Michael T. Flavin, Ph.D. founded MediChem in 1987 and has been Chairman of the board of directors, president and chief executive officer since that time. Dr. Flavin holds a B.S. degree in chemistry from the University of Notre Dame and a Ph.D. in medicinal chemistry from the University of Illinois at Chicago. He performed his postdoctoral research fellowship at Harvard University, specializing in carbohydrate chemistry. Prior to founding MediChem, Dr. Flavin was a senior research scientist at Baxter International. Dr. Flavin is the brother of John L. Flavin.

John L. Flavin has been on the board of MediChem since June 10, 1999. Mr. Flavin joined us in 1991 and served as our director of financial operations from 1991 to 1996. In 1996, Mr. Flavin was appointed our vice president of operations. Mr. Flavin was appointed as our executive vice president and chief operating officer in May 2000. In connection with our May 31, 2000 acquisitions of ThermoGen, Inc. and Emerald BioStructures, Inc., Mr. Flavin was appointed chief executive officer of both subsidiaries. He holds a B.S. in business administration from Marquette University and an M.B.A. in finance from the Lewis University Graduate School of Management. Mr. Flavin is the brother of Dr. Michael T. Flavin.

R. Richard Wieland II was appointed executive vice president and chief financial officer in May 2000. Mr. Wieland joined Sarawak MediChem Pharmaceuticals in November 1999 as chief financial officer. Prior to joining us, he was an independent consultant from October 1998 to October 1999, and senior vice president and chief financial officer at BioGenex Laboratories from December 1996 to August 1998. From March 1995 to November 1996, Mr. Wieland was an independent consultant, and he was president and acting chief financial officer of Option Care Inc. from October 1993 to February 1995. Mr. Wieland obtained his M.B.A. in finance from Washington University and his B.A. in accounting and economics from Monmouth College.

Jeffrey A. Whitnell was appointed vice president of finance and treasurer in May 2000. Mr. Whitnell joined us in 1997 as chief financial officer. Prior to that time he worked for ten years with Akzo Nobel as a controller. Mr. Whitnell earned his C.P.A. after graduating from the University of Illinois with a B.S. in accounting. He also holds a M.B.A. in finance from the University of Chicago Graduate School of Business.

Shirley A. Pine was appointed as our vice president of administration in May 2000. Ms. Pine joined us in 1993 as manager of human resources. In 1995, she was promoted to director of human resources. Ms. Pine earned a B.A. in education from Valparaiso University.

David E. Zembower, Ph.D. joined us in March 1995 as senior research scientist. In November 1996, he was promoted to director of combinatorial chemistry. In March 2000, he was appointed vice president of operations. Dr. Zembower holds a B.S. degree in chemistry from the University of Central Florida and a Ph.D. in organic chemistry from the Georgia Institute of Technology. He completed his postdoctoral fellowship at the Mayo Clinic under a National Cancer Institute training grant.

Vernon O. Sebby joined us in October 1999 as vice president of business development and client communications. Prior to joining us, Mr. Sebby was vice president of strategy and support for Metals USA from February 1998 to October 1999 and general manager of sales and marketing from November 1993 to February 1998. Mr. Sebby received his B.A. in communications from Lewis University.

Ze-Qi Xu, PhD. was appointed vice president of strategic drug development in May 2000. Dr. Xu joined us in 1994 as senior research scientist. Dr. Xu has been the project leader for the calanolide A program and continues to direct the clinical development of this investigational anti-HIV compound. Dr. Xu holds a B.S. degree in chemistry from Jiangxi Normal University (China), a M.S. degree in organic chemistry from Shanghai Medical University (China) and a Ph.D. in organic chemistry from the Shanghai Institute of Organic Chemistry (China). He performed his postdoctoral fellowships at Clemson University and the Michigan Cancer Foundation.

David C. Demirjian, PhD. joined us in May 2000 as vice president of technology strategy at MediChem, president of our ThermoGen subsidiary and a member of our board of directors. Dr. Demirjian founded ThermoGen in 1988 and served as its president since that date. Dr. Demirjian received a B.S.A. in cellular and molecular biology from the University of Michigan and a Ph.D. in genetics from the University of Chicago.

Lance Stewart, Ph.D. joined us in May 2000 as president of our Emerald BioStructures subsidiary. From January 1998 to May 2000, Dr. Stewart was president and chief executive officer of Emerald BioStructures. From January 1996 to December 1997 he was a research assistant professor in the department of biological structure at University of Washington. Prior to that time, Dr. Stewart was a postdoctoral fellow in the department of microbiology at the University of Washington. Dr. Stewart earned his Ph.D. in biochemistry and virology from Cornell University and holds a B.Sc. with honors in biology from McMaster University.

Hidong Kim, Ph.D. joined us in May 2000, as vice president of operations for our Emerald BioStructures subsidiary. From August 1997 to May 2000, Dr. Kim served as vice president of Emerald BioStructures. From August 1994 to July 1997, Dr. Kim was a postdoctoral fellow in the Howard Hughes Medical Institute at the University of Washington. Dr. Kim earned a Ph.D. and M.A. in physical chemistry from Harvard University and holds a B.A. with highest honors in chemistry from Oberlin College.

Michael J. Cogan joined us in 1996 as our manager of accounting and was appointed our controller in 1998. Mr. Cogan earned his C.P.A. after graduating from the University of Illinois in 1995 with a B.S. in accounting and a B.S. in finance.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Market for Common Stock

Our common stock is listed and traded on the Nasdaq National Market and currently trades under the symbol "MCLS". The following table sets forth the high and low closing prices for our common stock as reported by Nasdaq for the periods indicated:

                                                         Closing Price Per Share
                                                         -----------------------
                                                            High         Low
                                                         ----------   ----------

          Fiscal year ending December 31, 2000:
               Fourth Quarter (1)                          $9.56         $4.25

          _______________________________________
          (1) Our common stock commenced trading on October 26, 2000.

On March 19, 2001, the closing price for our common stock, as reported on Nasdaq, was $2.63 per share. At such date, we had approximately 44 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock.   We
currently intend to retain all future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends. The payment of any future dividends will be at the discretion of our board of directors and will depend upon a number of factors including the results of operations, the success of our business activities, our general financial condition and future prospects, capital requirements, general business conditions and such other factors as the board of directors may deem relevant.

Use of Proceeds

The information required by this Item with respect to the use of proceeds of our recent public offering is set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview".

ITEM 6. SELECTED FINANCIAL DATA

Consolidated Statement of Operations Data:                                          Year Ended December 31,
                                                                ------------------------------------------------------------------
                                                                    2000 *        1999         1998         1997         1996
                                                                ------------   -----------  -----------  -----------  ------------
Contract revenue:
 Contract revenue                                               $ 16,057,678   $11,255,534  $ 7,327,261  $ 4,683,560  $ 4,291,754
 Contract revenue-related party                                    3,311,807     2,476,829    1,497,055    1,205,948      380,000
                                                                ------------   -----------  -----------  -----------  -----------
Total contract revenue                                            19,369,485    13,732,363    8,824,316    5,889,508    4,671,754
Contract service costs:
 Contract service costs                                            8,588,373     5,281,963    3,681,044    2,077,238    2,041,014
 Contract service costs-related party                              1,328,143     1,089,960      466,893      450,574      380,776
                                                                ------------   -----------  -----------  -----------  -----------
Total contract service costs                                       9,916,516     6,371,923    4,147,937    2,527,812    2,421,790
Gross profit                                                       9,452,969     7,360,440    4,676,379    3,361,696    2,249,964
 Milestone and intellectual property revenue, net                    413,667             -            -            -            -
 Milestone and intellectual property revenue-related
   party, net                                                        988,840     1,787,612            -            -            -
                                                                ------------   -----------  -----------  -----------  -----------
Total milestone and intellectual property revenue, net             1,402,507     1,787,612            -            -            -
Operating expenses                                                15,867,916     6,793,803    4,080,343    2,959,327    1,833,689
                                                                ------------   -----------  -----------  -----------  -----------
Income (loss) from operations                                     (5,012,440)    2,354,249      596,036      402,369      416,275
Other income (expense), net                                       (2,765,924)     (412,604)     (75,400)      (3,022)     (66,778)
                                                                ------------   -----------  -----------  -----------  -----------
Income (loss) before income taxes                                 (7,778,364)    1,941,645      520,636      399,347      349,497
Provision (benefit) for income taxes                              (2,266,909)      871,285      200,987      132,382      193,965
                                                                ------------   -----------  -----------  -----------  -----------
Net income (loss)                                                 (5,511,455)    1,070,360      319,649      266,965      155,532
Less:
   Allocation of income to participating securities                        -       282,512      124,503      103,983       60,580
   Accretion to redemption value of preferred stock                1,137,119       623,498            -            -            -
   Deemed dividend on redemption and conversion
   of preferred stock                                             12,673,781             -            -            -            -
                                                               -------------   -----------  -----------  -----------  -----------
Net income (loss) available to common stockholders             $ (19,322,355)  $   164,350  $   195,146  $   162,982  $    94,952
                                                               =============   ===========  ===========  ===========  ===========
Per share data-basic and diluted:
   Net income (loss) available to common
    stockholders before deemed dividend                        $       (0.51)  $      0.02  $      0.02  $      0.01  $      0.01
   Net income (loss) attributable to deemed dividend
    on redemption and conversion of preferred stock            $       (0.98)  $         -  $         -  $         -  $         -
                                                               -------------   -----------  -----------  -----------  -----------
   Net income (loss) available to common stockholders          $       (1.49)  $      0.02  $      0.02  $      0.01  $      0.01
                                                               =============   ===========  ===========  ===========  ===========
Weighted average number of common shares
  outstanding - basic                                             12,945,106     7,462,228   11,696,296   11,696,296   11,696,296
Weighted average number of common shares
  outstanding - diluted                                           12,945,106     7,861,009   11,879,774   11,696,296   11,696,296

Consolidated Balance Sheet Data:                                                          December 31,
                                                              -------------------------------------------------------------------
                                                                    2000 *         1999         1998         1997         1996
                                                              --------------   -----------  -----------  -----------  -----------
Cash and cash equivalents                                     $   12,812,294   $ 8,164,730  $   171,462  $   237,981  $    36,961
Investments, available-for-sale securities                    $    8,464,948   $         -  $         -  $         -  $         -
Working capital                                               $   18,296,409   $ 3,392,080  $  (373,289) $  (208,900) $  (309,967)
Total assets                                                  $  105,304,060   $17,939,980  $ 3,959,662  $ 2,355,861  $ 2,165,396
Long-term debt, capital lease obligations and stock warrants,
including current portion                                     $   11,098,955   $ 7,363,119  $   914,915  $   812,305  $   639,378
Redeemable preferred stock                                    $            -   $13,234,000  $         -  $         -  $         -
Total stockholders' equity (deficit)                          $   74,594,837   $(8,559,777) $   957,678  $   634,864  $   367,899

___________________________
*    On May 31, 2000, the Company acquired all of the outstanding common stock of ThermoGen, Inc. and Emerald
BioStructures, Inc. These acquisitions were accounted for using the purchase method of accounting.


The selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On May 31, 2000, we acquired all the outstanding common stock of ThermoGen, Inc. and Emerald BioStructures, Inc. The acquisitions were accounted for using the purchase method of accounting and our results of operations for the year ended December 31, 2000 include the operations of ThermoGen and Emerald BioStructures from their date of acquisition.

On October 31, 2000, we completed our initial public offering of 7,360,000 shares of common stock (which included 960,000 over-allotment shares) at a public offering price of $7.00 per share and realized an aggregate offering price of $51,520,000. We received net proceeds of $45.3 million. This is net of $2.6 million in expenses relating to the issuance and distribution of the securities and $3.6 million in underwriting discounts and commissions. We used $9.7 million of the net proceeds to repay in full and terminate our credit facility, $11.5 million for the mandatory redemption of outstanding preferred stock, $2.1 million for the optional redemption of outstanding warrants, $1.6 million for general corporate purposes, $1.5 million to repay a note payable to a stockholder and $0.4 million to repay outstanding shareholder loans arising from the acquisition of ThermoGen, Inc.

In November 2000, MediChem and Degussa-Huls, a premier German specialty chemicals company, announced a three-year, $5.3 million strategic alliance research and production agreement, which integrates our drug discovery and development service offerings with Degussa's cGMP, large-scale production capabilities. Under the agreement, we are obligated to notify Degussa promptly of any product opportunity and any project in the field which may lead to a large scale manufacturing opportunity within one year, commit qualified and experienced personnel, facilities, equipment and other resources necessary to perform its obligation under the Research Program, and actively co-market the combined capabilities of our discovery research and process development and Degussa's manufacturing expertise in the field.

Results of Operations

The following table sets forth several key indicators which management utilizes in measuring our performance and in explaining the results of our operations for the periods indicated as a percentage of total contract revenue:


                                                                      Year ended December 31,
                                                                    ---------------------------
                                                                     2000      1999      1998
                                                                    -------   -------   -------
Statement of Operations Data:

Total contract revenue                                               100.0%    100.0%    100.0%
Contract service costs                                                51.2%     46.4%     47.0%
Gross profit                                                          48.8%     53.6%     53.0%

Milestone and intellectual property revenue, net                       7.2%     13.0%        -

Operating expenses:
  Selling, general and administrative                                 60.5%     43.7%     41.0%
  Depreciation and amortization                                       21.4%      5.8%      5.2%
Total operating expenses                                              81.9%     49.5%     46.2%

Income (loss) from operations                                        -25.9%     17.1%      6.8%

Other income (expense), net                                          -14.3%     -3.0%     -0.9%

Income (loss) before income taxes                                    -40.2%     14.1%      5.9%
Provision (benefit) for income taxes                                 -11.7%      6.3%      2.3%
Net income (loss)                                                    -28.5%      7.8%      3.6%

Year ended December 31, 2000 compared with year ended December 31, 1999

Contract revenue

Total contract revenue including related party increased 41% to $19.4 million in 2000, from $13.7 million in 1999. A portion of this increase was due to revenue generated from the May 2000 acquisitions, while the remainder of the increase was due to general sales growth. Contract revenue excluding related party increased 43% to $16.1 million in 2000, from $11.3 million in 1999. Increased contract revenue excluding related party was achieved across all lines of service offerings, with the largest increases attributable to combinatorial chemistry, chemical process development and analytical and separations chemistry. Contract revenue - related party increased 34% to $3.3 million in 2000, from $2.5 million in 1999.

ThermoGen and Emerald BioStructures, the two companies we acquired on May 31, 2000, contributed $2.2 million to the increase in total contract revenue. The remaining increase in total contract revenue of $3.4 million is due to internally generated sales growth. Total contract revenue increases were achieved across all lines of service offerings, with the largest increases realized in medicinal chemistry and analytical and separations chemistry.

Gross profit

Gross profit from total contract revenue increased 28% to $9.5 million in 2000, from $7.4 million in 1999. Gross profit excluding related party increased 25% to $7.5 million in 2000, from $6.0 million in 1999. Related party gross profit increased 43% to $2.0 million in 2000, from $1.4 million in 1999.

Gross profit declined to 49% of total contract revenue in 2000, from 54% in 1999. Gross profit excluding related party declined to 47% of total contract revenue in 2000, from 53% in 1999. The reduction in gross profit is primarily the result of higher salary and benefit costs, combined with the addition of lower margin revenues from SBIR grants generated by our ThermoGen and Emerald BioStuctures subsidiaries and increased costs of outsourced project activity related to our strategic drug development program. Related party gross profit increased to 60% of related party contract revenue in 2000, from 56% in 1999. This increase in gross profit is due to increased project volume and favorable pricing levels.

Milestone and intellectual property revenue

During 2000, we derived milestone and intellectual property revenue of $1.4 million, a decrease of 22% from $1.8 million in 1999. The majority of this revenue, $1.0 million, was related party activity in 2000, while the entire $1.8 million was earned from a related party in 1999. All milestone and intellectual property revenue from a related party resulted from the achievement of contract milestones with Advanced Life Sciences. We earned $0.4 million from third parties in 2000 as a result of fulfilling third party contract milestones in connection with our strategic drug development program.

Operating expenses

Selling, general and administrative expenses increased 95% to $11.7 million in 2000, from $6.0 million in 1999. As a percentage of total contract revenue, selling, general and administrative expenses increased 17 percentage points to 61% in 2000, from 44% in 1999. The increase in selling, general and administrative expenses is due primarily to additional overhead costs resulting from the ThermoGen and Emerald BioStructures acquisitions, the incremental administrative costs of a public company and an increase in marketing personnel necessary to support our expanding customer base.

Depreciation and amortization expenses increased to $4.1 million in 2000, from $0.8 million in 1999. The increase was due to higher depreciation expenses associated with facilities expansion and the inclusion of $2.9 million of amortization expense relating to intangible assets and goodwill resulting from the ThermoGen and Emerald BioStructures acquisitions.

Other income (expense)

Other expenses, net increased to $3.1 million in 2000, from $588,000 in 1999. Additional other expenses are attributable to a $1.6 million mark-to-market charge for redeemable stock warrants, a $0.7 million write-off of deferred financing costs and discount on debt associated with our June 1999 private placement, and higher interest expense on outstanding debt relating to a construction loan for our Woodridge headquarters and discovery labs.

Interest income increased to $371,000 in 2000, from $175,000 in 1999. Interest income increased as a result of higher invested cash balances arriving from the proceeds of our October 2000 initial public offering.

Provision (benefit) for income taxes

A tax benefit of $2.3 million was recognized in 2000, compared to a tax expense of $0.9 million in 1999, resulting in a net decrease in income tax expense of $3.1 million. The tax benefit was recorded as a result of a current year net operating loss carryback and scheduled reversals of deferred tax liabilities established in conjunction with the intangible assets acquired through the ThermoGen and Emerald BioStructures acquisitions.

Net income (loss) per share

Net income (loss) per share declined to $(1.49) in 2000 from $0.02 in 1999. As a result of the redemption of class B, C and D preferred stock, a deemed dividend of $12,673,781, or $(0.98) per share, representing the excess of consideration paid over the carrying value of the Class B, C and D preferred stock, was recognized as a deduction from net loss to arrive at net loss available to our common stockholders. Net income (loss) per share prior to this non-recurring redemption was $(0.51).

Year ended December 31, 1999 compared with year ended December 31, 1998

Contract revenue

Total contract revenue including related party increased 56% to $13.7 million in 1999, from $8.8 million in 1998. Contract revenue excluding related party increased 54% to $11.3 million in 1999, from $7.3 million in 1998. Increased contract revenue excluding related party was achieved from higher volume in all of our service offerings, with notable increases attributable to combinatorial chemistry, chemical process development, chemical synthesis and scale up. Contract revenue--related party increased 65% to $2.5 million in 1999, from $1.5 million in 1998. The increase in contract revenue--related party was achieved from higher volume in medicinal chemistry services, analytical and separations chemistry and chemical synthesis.

Gross profit

Gross profit from total contract revenue increased 57% to $7.4 million in 1999, from $4.7 million in 1998, which corresponds directly with the 1999 over 1998 increase in total contract revenue. Gross profit, excluding related party, increased 64% to $6.0 million in 1999, from $3.6 million in 1998. Related party gross profit increased 35% to $1.4 million in 1999, from $1.0 million in 1998.

Gross profit as a percent of total contract revenue for 1999 remained at 54%, consistent with the level that was achieved in 1998. Gross profit remained relatively constant as a percentage of contract revenue, reflecting a fairly consistent mix of the types of services provided during the two years. Related party gross profit declined to 56% of contract revenue in 1999, from 69% in 1998. This decline resulted from an increased mix of relatively lower margin SBIR services.

Milestone and intellectual property revenue--related party

During 1999, we derived milestone and intellectual property revenue of $1.8 million. We derived no milestone and intellectual property revenue in 1998. In 1999, milestone revenue and intellectual property revenue were $1.4 million, and $400,000, respectively. The 1999 milestone revenue included $1.0 million resulting from the achievement of contract milestones with Advanced Life Sciences upon demonstrating the commercial feasibility and patent approval of our AutoOptimize(TM) technology. In addition, a $400,000 milestone payment was received from Advanced Life Sciences as a result of a patent issued to Advanced Life Sciences related to its robustaflavone compound. We received $400,000 of intellectual property revenue from Advanced Life Sciences as a result of the sale of our patented purine acyclic nucleotides synthesis process to Advanced Life Sciences.

Operating expenses

Selling, general and administrative expenses increased 66% to $6.0 million in 1999, from $3.6 million in 1998. As a percentage of total contract revenue, selling, general and administrative expenses increased to 44% in 1999, from 41% in 1998. The increase was due primarily to a general increase in administration and marketing personnel to support our expanding market base and an increase in facility costs associated with facility expansion.

Depreciation and amortization expenses increased to $788,000 in 1999, from $459,000 in 1998. The increase was due to higher depreciation expense associated with facilities expansion.

Other income (expense)

Other expenses, net increased to $588,000 in 1999, from $77,000 in 1998. Other expenses, net increased as a result of increased interest expense on additional borrowings that were incurred for the purchase of land in Woodridge, Illinois and from a term loan note from the private placement.

Interest income increased to $175,000 in 1999, from $1,000 in 1998. Interest income increased as a result of increased cash balances arising from the sale of preferred stock and the issuance of term debt. Other income of $48,000 in 1998 was the result of a gain from insurance proceeds in excess of book value for fixed assets involuntarily converted from a lab fire that occurred in 1997. There were no insurance proceeds received in 1999.

Provision (benefit) for income taxes

Income tax expense increased 334% to $871,000 in 1999, from $201,000 in 1998. The effective tax rates for 1999 and 1998 were 44% and 39%, respectively. The effective tax rate increase for 1999 is primarily due to additional taxes resulting from our expansion into multiple states.

Net income (loss) per share

Net income per share was $0.02 in 1999, unchanged from 1998. Basic weighted average number of common shares outstanding was 7,462,228 and 11,696,296 in 1999 and 1998, respectively. Diluted weighted average number of common shares outstanding was 7,861,009 and 11,879,774 in 1999 and 1998, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Prior to our initial public offering, we had funded our business through cash flows from operations, proceeds from borrowings and the issuance of preferred stock. During the years ended December 31, 2000, 1999 and 1998, we generated $1.0 million, $1.6 million and $0.3 million, respectively, in cash flows from operations. In addition, we raised $12.0 million in 1999 through borrowings and the issuance of preferred stock. On March 24, 2000, a $3.0 million promissory note was repaid to a stockholder. This note was issued in June 1999 in connection with the issuance of preferred stock. On October 26, 2000, an initial public offering was completed and the net proceeds, after deducting our expenses, were approximately $45.3 million. A portion of the net proceeds from this offering was used to repay in full and terminate the then existing credit facility and redeem the Class B and C preferred stock.

During the years ended December 31, 2000, 1999 and 1998, total capital expenditures were $20.3 million, $4.2 million and $0.7 million, respectively. Capital expenditures were incurred predominantly in connection with our expansion of service offerings, including analytical and separations chemistry, chemical synthesis and scale up and with our facilities expansions in 2000. In April 1999, we began to develop a 14-acre site in Woodridge, Illinois for the construction of a new 100,000 square foot headquarters and discovery laboratories center. This facility is estimated to cost $18.5 million for construction and an additional $4.5 million for laboratory instrumentation, software, furniture and equipment upgrades. A total of $21.7 million of the estimated total costs of our new facility has been incurred through December 31, 2000. In May 2000, we received an 18-month commitment for a $12.0 million construction loan to finance the project. Upon the completion of the project, we will convert this financing into a mortgage loan as a more permanent form of financing for the facility. The new facility is anticipated to be fully operational during the first quarter of 2001. The new offices and laboratories have been developed with the capability of accommodating an expansion of an additional 100,000 square feet.

Working capital was $18.3 million at December 31, 2000, compared to $3.4 million at December 31, 1999, and ($0.4 million) at December 31, 1998. The increase in working capital for the year ended December 31, 2000, was primarily due to the proceeds from our initial public offering. The increase in working capital at December 31, 1999 as compared to December 31, 1998, was attributable to the proceeds from borrowings and the issuance of preferred stock.

We used $9.7 million of the net proceeds from the initial public offering to repay outstanding indebtedness under our bank credit facility, and $1.5 million to repay a note payable to a stockholder. In October, we paid $11.5 million from the net proceeds for the redemption of the Class B redeemable preferred stock and the Class C convertible preferred stock. We also used $2.1 million of the net proceeds to repay redeemable stock warrants. These warrants were issued to our previous lender in connection with the June 1999 credit facility and were redeemable at the fair market value at their time of redemption. In addition, we used $1.6 million for general corporate purposes and $0.4 million to repay outstanding shareholder loans arising from the acquisition of ThermoGen, Inc.

We believe that the net proceeds from our initial public offering, together with cash expected to be generated from operations and borrowings under the mortgage loan, will be sufficient to fund our anticipated working capital needs and capital expenditures, other than financing necessary to complete future acquisitions, if any, for at least the next 18 months. Future acquisitions, if any, could be funded with the existing cash resources and/or the issuance of debt or equity securities. There can be no assurance that attractive acquisition opportunities will be available to us or will be available at prices and upon such other terms that are attractive to us. We regularly evaluate potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. As a general rule, we will publicly announce such acquisitions only after a definitive purchase agreement has been signed. In addition, in order to meet our long-term liquidity needs or consummate future acquisitions, we may incur additional indebtedness or issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to us or at all. Our failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods.

RECENT ACCOUNTING PRONOUNCMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS 133) which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS 133 and subsequent amendments require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (2) a hedge of the exposure to variable cash flows of a forecasted transaction, or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

As amended by FAS 137 and 138, FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. At the date of initial application, an entity shall choose to either (1) recognize as an asset or liability in the statement of financial position all embedded derivative instruments that are required to be separated from their host contracts or (2) select either January 1, 1998 or January 1, 1999 as a transition date for embedded derivatives. If the entity chooses to select a transition date, it shall recognize as separate assets and liabilities only those derivatives embedded in hybrid instruments issued, acquired, or substantively modified by the entity on or after the selected transition date. That choice is not permitted to be applied to only some of an entity's individual hybrid instruments and must be applied on an all-or-none basis.

The Company is currently evaluating the impact, if any, of adopting the provisions of FAS 133. Management does not expect the adoption of the provisions of FAS 133 (and the method of adoption) to have a material impact on the financial position or results of operations of the Company.

In September 2000, the SFAS issued FAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125". FAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures, although it continues most of the provisions of FAS 125 without consideration. The provisions of FAS 140 are effective for periods beginning after December 15, 2000. The Company currently is evaluating the impact, if any, of adopting the provisions of FAS 140. We do not expect the adoption of the provisions of FAS 140 to have a material impact on our financial position or results of operations.

BUSINESS RISK FACTORS

We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected and in the future could affect our actual results and could cause our results of operations to differ materially from those expressed in any forward looking statements made by us on our behalf.

FACTORS RELATED TO OUR INDUSTRY

Our ability to generate revenue would be harmed if the pharmaceutical and biotechnology industries reduce their spending on outsourced R&D projects.

We have benefited to date from the increasing trend of pharmaceutical and biotechnology companies to outsource chemical R&D projects. A reversal or slowing of this trend could slow our revenue growth. Our ability to generate new business could be impaired by general economic downturns in our clients' industries. In addition, the current trend toward mergers and consolidation in the pharmaceutical industry could reduce the number of our potential customers and decrease their aggregate R&D expenditures.

Our pharmaceutical and biotechnology customers' profitability may also be affected by the continuing efforts of governmental and third party payers to contain or reduce the costs of health care. For example, in certain foreign markets pricing or profitability of pharmaceuticals is subject to government control. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar government control. To the extent health care reforms reduce the profitability of pharmaceutical and biotechnology companies, our business opportunities could be limited as a result of reduced outsourced R&D spending.

Our success will depend on our ability to compete in multiple areas of the highly competitive drug development technology and services industry.

Because we provide many types of technologies and services, we compete in many areas, including, but not limited to, proteomics, combinatorial and computational chemistry, medicinal chemistry, biocatalysis and chemical process development. We are one of very few chemistry service companies that have the breadth of service offerings needed to take a customer's lead compound through almost all stages of drug development. Competing in multiple areas presents special challenges to our management, including keeping abreast of technical and market developments across a broad range of specialties. In each unique service area we face competition based on a number of factors, including size, relative expertise, speed and costs of identifying and optimizing potential lead compounds and chemical processes. We compete with the research departments of pharmaceutical and biotechnology companies and other drug discovery technology and service companies, as well as numerous academic and research institutions. Many of these competitors have greater financial and other resources than we do. Smaller companies also are significant competitors in specific market segments.

Because our revenues are concentrated the loss of a significant customer would harm our business.

Historically, a substantial portion of our revenue has been derived from contracts with a limited number of significant customers. Our ten largest customers accounted for approximately 67%, 86% and 89% of total contract revenues, which equaled $19.4 million, $13.7 million and $8.8 million, for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, our top three customers for the year ended December 31, 2000 accounted for approximately 32% of total contract revenues. Specifically, in 2000 our affiliated company, Advanced Life Sciences, Inc., together with its joint venture subsidiary, Sarawak MediChem Pharmaceuticals, Inc., accounted for 17% of our total contract revenues, Searle, Inc. accounted for 11% of our total contract revenues and AstraZeneca accounted for 10% of our total contract revenues. The loss of any significant customer would significantly lower our revenues and profitability.

Our contracts are generally terminable upon short notice.

Our contracts are generally terminable upon 10 to 90 days' notice. Our contracts may be terminated for numerous reasons, many of which may be beyond our control, such as a reduction or reallocation of a customer's R&D budget or a change in a customer's overall financial condition. To date, we have not experienced an early termination of a significant contract that has materially impacted our operating results. However, the loss of a large contract or multiple smaller contracts, or a significant decrease in revenue derived from a contract, could significantly reduce our profitability and require us to reallocate underutilized physical and professional resources.

Given the uncertainties inherent in the drug discovery and development process, our ability to realize milestone or royalty payments is highly speculative.

To realize future milestone and royalty payments we must achieve specific contractual objectives or our customers must generate revenues from drug products developed in part by using our proprietary services and technologies. During the years ended December 31, 2000 and 1999, we realized $1.4 million and $1.8 million of milestone and intellectual property revenue, respectively. All but one of the engagements that resulted in milestone payments or royalties has been with our affiliate Advanced Life Sciences. Our present strategy, however, emphasizes seeking future milestone and royalty arrangements to increase our overall profitability and we currently have arrangements with unaffiliated customers that present opportunities for milestone and royalty revenues. Development and commercialization of potential drug candidates depend not only on the achievement of research objectives by us and our collaborators, but also on each client's own financial, competitive, marketing and strategic considerations and regulatory requirements imposed by the FDA and other governmental entities in the U.S. and other countries, all of which are beyond our control. Given the uncertainties inherent in the drug discovery and development process, our ability to realize milestone or royalty payments is highly speculative. Moreover, because milestone and royalty revenues are generally incentive-based with low associated costs, failure to achieve these revenues adversely impacts our profitability to a greater degree than the loss of service revenues.

FACTORS RELATED TO OUR BUSINESS

Our business generation, future growth and service capabilities are dependent upon our ability to retain and motivate our key personnel and attract other skilled scientific personnel in the future.

Our performance is highly dependent on the principal members of our senior management and scientific staff, many of who possess unique scientific skills. In particular, we are highly dependent on and our business would be significantly harmed if we lost the services of Michael T. Flavin, Ph.D., our chairman, president and chief executive officer, or John L. Flavin, our executive vice president and chief operating officer. The loss of Dr. Flavin, as our founder, would harm our business as he provides the strategic direction of our company and fosters our growth through established industry relationships with customers and employees. The loss of Mr. Flavin would harm our business as he is ultimately responsible for the management and operations of our company.

Although we have entered into agreements containing non-competition restrictions and into employment agreements with our senior scientific and management personnel, we do not have employment agreements with all of our key personnel. If we are unable to retain our key management and scientific personnel, our overall business operations would suffer and we could lose the ability to offer certain services.


In addition, our future success will depend to a significant extent on our ability to attract, retain and motivate highly skilled chemists and other scientists. Our ability to maintain, expand or renew our existing engagements with our customers and obtain engagements from new customers depends, in large part, on our ability to hire and retain sufficient numbers of scientists with the skills necessary to keep pace with a rapidly changing industry. We believe that there is a shortage of, and significant competition for, scientists with the skills and experience in chemistry necessary to perform the services we offer. We compete with the research departments of pharmaceutical companies, biotechnology companies, chemistry research companies and academic institutions for new personnel. The inability to hire additional qualified personnel would inhibit our future growth.

Our recent growth and expansion may be difficult to manage and these difficulties could damage our ability to increase our revenues and our profits.

Our operations have grown rapidly in recent years. This growth places significant strain on our operational, human and financial resources. We acquired ThermoGen and Emerald BioStructures in May 2000 and are in the process of integrating their operations with ours. Our ability to compete effectively will depend, in large part, upon our ability to expand, improve, integrate and effectively utilize our operating, management, marketing and financial systems to accommodate our expanded operations and those of our recently acquired companies. The physical expansion of our facilities to accommodate future growth may also lead to unanticipated costs and divert management and business development resources. Our failure to effectively anticipate, implement and manage the changes required to sustain our growth and successfully integrate our recent acquisitions would disrupt our business operations and decrease our profitability.

Our customers and we are subject to substantial government regulations that are expensive to comply with, expose us to possible enforcement actions, and could block commercialization of drug candidates.

Our customers and collaborators, including our Advanced Life Sciences and Sarawak MediChem Pharmaceuticals affiliates, are subject to substantial regulation by governmental entities in the U.S. and other countries. Moreover, to the extent that we act as project manager in providing or arranging for FDA-regulated services for our customers, we also are subject to these requirements. For example, we have performed chemistry research services and engaged strategic partners to advance calanolide A, an anti-HIV drug that is currently in Phase I clinical trials. Human pharmaceutical products are subject to rigorous pre-clinical and clinical testing and other approval procedures by the FDA and by foreign regulatory authorities. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations are time consuming and costly.

If the FDA finds that we or our customers have failed to comply with applicable regulatory requirements, it can institute a wide variety of enforcement actions, including fines, injunctions and civil penalties; recall or seizure of products; the issuance of public notices or warnings; operating restrictions, partial suspension or total shutdown of production; termination of ongoing research; refusal of requests for approval of INDs or NDAs; withdrawal of approvals previously granted; and criminal prosecution.

All facilities and manufacturing techniques used in the manufacture of products for clinical use or for sale in the U.S. must be operated in conformity with current good manufacturing practices, cGMP, guidelines established by the FDA. Specifically, in our chemical synthesis and scale up service offerings, our scientists scale up desired compounds that may be subject to cGMP requirements. Our facilities are subject to periodic regulatory inspections to ensure compliance with cGMP requirements. Failure on our part to comply with applicable requirements could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. A finding that we had materially violated cGMP requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of our facilities.

Our activities involve the use of hazardous materials, which subject us to regulation, related costs and potential liabilities for injuries or violations of environmental laws.

Our business frequently involves the controlled storage, use and disposal of hazardous materials, including chemical and biological materials such as hexane, ethyl acetate and hydrogen. Using these materials presents the risk of accidental environmental contamination and physical injury and is subject to federal, state and local regulations.

Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury. In the event of an accident, we could be held liable for any damages that result, and any liability could either exceed the $2.0 million aggregate limit on our insurance or fall outside its coverage. We could incur significant costs or impairment of our business efforts in order to comply with current or future environmental laws and regulations.

FACTORS RELATED TO OUR INTELLECTUAL PROPERTY

Obtaining new-patented technologies and enforcing patents currently in our broad technology platform is unpredictable and could increase our costs of doing business and decrease our profits.

Our success will depend, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties when necessary and conduct our business without infringing upon the proprietary rights of others. A significant portion of our revenue has been derived from providing services to our customers based on our broad base of patented technologies. Currently, we derive revenue through the use of six patented technologies and intend to increase revenue based upon the future use of over 20 patents pending issue. In addition, we generate revenue from six patented technologies licensed from third parties, including AutoOptimize(TM), which is exclusively licensed from Advanced Life Sciences.

The patent positions of pharmaceutical, biotechnology and chemistry services firms are subject to challenge as the industries mature and competition increases. Patent positions involve complex legal and factual questions and any challenge to our position could result in a material expense. Although we are not currently involved in any enforcement or infringement dispute, any future challenges could be costly and have a negative impact on our profits. For example, although we were issued a patent for our ThermoCat(R) family of enzymes, competitors will likely aggressively develop and commercialize in this area, which may require us to protect our patent through legal action. Our patent applications will not necessarily result in the issuance of patents or, if any patents are issued, will not necessarily provide us protection or commercial advantage. In the event that a third party also files patent applications for inventions that conflict with ours, we may have to participate in interference proceedings with the United States Patent and Trademark Office to determine priority of invention, which could result in the loss of the opportunity to secure patent protection and the right to use the invention. Even if the eventual outcome is favorable to us, we could incur substantial costs as the result of such proceedings.

The filing and prosecution of patent applications, litigation to establish the validity and scope of patents, assertion of patent infringement claims against others and defense of patent infringement claims by others is expensive and time consuming. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using the technologies, be subject to significant liability to the third party, or be required to license technologies from the third party. Furthermore, even if our patents are determined to be valid, enforceable and broad in scope, our competitors may be able to design around the patents and compete with us using alternative technology.

Some aspects of our technologies and services have been licensed from third parties. In particular, our ChiralSelect(TM) technology is dependent in part on a license from Regis Technologies, Inc. This license expires in August 2009. We intend to use our ChiralSelect(TM) as an important technology to increase future revenues. Our ChiralSelect(TM) sales would suffer if we fail to maintain the right to use these technologies. Additionally, as we continue to provide a broad range of chemistry related services to our customers, we may need to license different technologies from third parties. If we cannot obtain these licenses or are unable to do so in a cost effective manner, our service offerings may be limited, which could decrease our revenues.

Much of our intellectual property is represented by the collective expertise of our scientists of which our sole protection is non-competition and confidentiality agreements, which may not adequately protect our rights or prevent disclosure of proprietary information.

In an effort to maintain the confidentiality and ownership of trade secrets and proprietary information, we require employees, consultants and collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with us. These measures may not provide meaningful protection for our trade secrets or other confidential information and technology. If these measures do not protect our rights, third parties could use our technology and our ability to compete in our markets would be harmed. In the event of unauthorized use or disclosure of our confidential and proprietary information, we may not have adequate remedies. In addition, costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights.

The breadth of our offered technologies and services increases the potential that our business operations could infringe on or misappropriate the proprietary rights of others.

We may be sued for infringing on the patent rights of others and may have to pay substantial damages for past infringement, including treble damages, if it is ultimately determined that our products infringe a third party's proprietary rights. Because we produce and provide many different technologies and services, the potential is increased for patent infringement suits by a wide range of companies. In particular, our ThermoGen subsidiary currently has and develops proprietary biocatalysis processes. There are various third parties with processes that may relate to ThermoGen's technologies. We may be found in the future to infringe on these or other proprietary rights of third parties, which could affect our ability to increase our revenue in the future. The drug discovery industry has a history of patent litigation and will likely continue to have patent litigation suits concerning drug discovery technologies. Existing patents could prevent us and our collaborators from developing processes using such technologies. From time to time we attempt to obtain from third parties licenses that are compatible with our business objectives. We may not be able to obtain any licenses on acceptable terms, if at all.

FACTORS RELATED TO OWNING OUR STOCK

Our directors and executive officers own approximately 70% of our common stock, which may limit new investors from influencing corporate decisions.

Our directors and executive officers beneficially own in the aggregate approximately 70% of our outstanding common stock. These stockholders can exert significant influence over the outcome of fundamental corporate transactions requiring stockholder approval, including mergers, sales of assets and the election of the members of our board of directors. This concentration of ownership may have the effect of delaying or preventing a change in control.

Our stock price may decline due to events and developments unique to our business or the life sciences industry generally.

The market prices for securities of comparable technology companies, particularly life science companies and smaller capitalization companies, have been highly volatile and the market has experienced significant price and volume fluctuations that are often unrelated to the operating performance of particular companies. The price of our common stock has been volatile. Our common stock has been listed on the Nasdaq National Market system since October 26, 2000.
The closing price of our common stock since our initial public offering has ranged from a high of $9.5625 to a low of $2.5625. Factors that could have a significant impact on the market price of our common stock include:

 .   actual or anticipated variation in our quarterly operating results;

 .   failure to achieve, or changes in, financial estimates issued by securities analysts;

 .   announcements of technological innovations or services by us or our competitors;

 .   disputes or other developments concerning proprietary rights, including patents and litigation matters and the ability to patent our technologies;

 .   conditions or trends in the pharmaceutical and biotechnology industries;

 .   additions or departures of key personnel;

 .   announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

 .   regulatory developments in both the U.S. and foreign countries;

 .   public concern as to the efficacy of new technologies; and

 .   general market conditions.

In particular, the realization of any of the risks described in these ``Business Risk Factors'' could dramatically impact the market price of our common stock. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. This type of litigation could result in substantial costs and a diversion of management's attention and resources.

Because it is unlikely that we will ever pay dividends, you will only be able to benefit from holding our stock if the stock price appreciates.

Future sales of our common stock may depress our stock price.

Sales of substantial amounts of common stock in the public market could
adversely affect the market price of our common stock.   Certain of our
stockholders may sell substantial amounts of our common stock in the public market that could cause our market price per share to decline. Executive officers, directors and stockholders who in the aggregate hold approximately 20,044,747 shares of our common stock and options to purchase approximately 1,313,048 shares of our common stock have agreed, pursuant to certain lock-up agreements, that until April 2001, they will not, directly or indirectly, offer, sell, or otherwise dispose of, any shares of common stock, other than:

 .   as a bona fide gift or gifts, provided that the donee or donees thereof agree in writing to be bound by the lock-up agreements; or

 .   with the prior written consent of UBS Warburg LLC, our underwriter in our recent public offering. However, UBS Warburg LLC may, in its sole discretion, release all or any portion of the common stock from the restrictions of the lock-up agreements.

After April 2001, such shares will be eligible for sale to the public pursuant to Rule 144 under the Securities Act of 1933 as amended at various times.

You may incur dilution in the future.

We may require additional funds to support our working capital requirements or for other purposes, and may seek to raise additional funds through public or private equity financing. Also, we may acquire other companies or technologies or finance strategic alliances by issuing equity. Any capital raising transaction may result in additional dilution to our stockholders.

Provisions in our charter and bylaws could make it difficult for our stockholders to make changes to our current management.

In the event our stockholders desire to make changes to our board of directors, certain provisions of our certificate of incorporation and bylaws may make it difficult. These provisions:

 .   provide for a classified board of directors of which approximately one third of the directors will be elected each year;

 .   allow the authorized number of directors to be changed only by a resolution of the board of directors;

 .   establish advance notice requirements for proposals that can be acted upon at stockholder meetings; and

 .   limit who may call stockholder meetings.

Special Note Regarding Forward-looking Statements

The discussion of our results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements and the notes thereto included within this report. This Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those contained in the forward-looking statements and therefore, prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors, including, without limitation, a reduction in research and development spending in the pharmaceutical and biotechnology industries, our ability to compete in multiple areas of the drug development technology and services industry, the loss of a significant customer, the termination of contracts on short notice, our ability to attract and retain scientific personnel, the impact of government regulations on our service offerings, our ability to produce proprietary technology, to protect our intellectual property and to license technologies from others. We refer you to the detailed discussion of these and other risk factors contained in our registration statement on Form S-1, as declared effective on October 26, 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our variable rate construction loan will be converted into a fixed rate mortgage loan sometime in April 2001, and we will no longer have any variable rate loans going forward.

We have operated primarily in the United States and all funding activities with our collaborators to date have been made in U.S. dollars. Accordingly, we have not had any exposure to foreign currency rate fluctuations.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                               Page

Independent Auditors' Report                                                                   32
Consolidated Balance Sheets at December 31, 2000 and 1999                                      33
Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998     34
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss)
  for the years ended December 31, 2000, 1999 and 1998                                         35
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998     36
Notes to Consolidated Financial Statements                                                     37

                         Independent Auditors' Report


     The Board of Directors and Stockholders
     MediChem Life Sciences, Inc.:


     We have audited the accompanying consolidated balance sheets of MediChem Life Sciences, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MediChem Life Sciences, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                 /s/ KPMG LLP

     Chicago, Illinois
     March 1, 2001

MediChem Life Sciences, Inc. and Subsidiaries
Consolidated Balance Sheets

                                                                                                         December 31,
                                                                                                 -----------------------------
                                                                                                     2000             1999
                                                                                                 ------------      -----------
                                    Assets
Current assets:
   Cash and cash equivalents                                                                     $ 12,812,294      $ 8,164,730
   Accounts receivable, net of allowances
     of $37,152 in 2000 and $13,980 in 1999                                                         2,437,234        2,225,706
   Accounts receivable - related party                                                                729,465          620,889
   Investments, available-for-sale securities                                                       8,464,948                -
   Prepaid assets                                                                                     623,424           98,447
   Deferred tax asset                                                                                 100,678           12,045
   Other current assets                                                                             1,349,968           56,522
                                                                                                -------------     ------------
          Total current assets                                                                     26,518,011       11,178,339

Property and equipment, net                                                                        25,632,716        6,376,881
Intangibles, net                                                                                   30,040,979                -
Goodwill, net                                                                                      22,808,774                -
Other assets                                                                                          303,580          384,760
                                                                                                -------------     ------------
          Total assets                                                                          $ 105,304,060     $ 17,939,980
                                                                                                =============     ============
                Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
   Note payable to stockholder                                                                  $           -     $  3,000,000
   Current portion of debt and capital lease obligations                                              247,704        1,954,209
   Accounts payable                                                                                 2,254,930          607,711
   Accrued expenses                                                                                 3,835,619        1,162,512
   Taxes payable                                                                                            -          665,827
   Deferred revenue                                                                                 1,883,349          396,000
                                                                                                -------------     ------------
          Total current liabilities                                                                 8,221,602        7,786,259

Long-term debt                                                                                     10,702,411        4,607,053
Capital lease obligations, less current portion                                                       148,840          307,562
Redeemable stock warrants                                                                                   -          494,295
Deferred taxes                                                                                     11,636,370           70,588
                                                                                                -------------     ------------
          Total liabilities                                                                        30,709,223       13,265,757

Redeemable preferred stock:
   Class A convertible preferred stock, $.0005 par value; none authorized, issued and outstanding at December 31, 2000;
     6,351,120 shares authorized, issued and outstanding at December 31, 1999                               -       13,230,000
   Class B 5% redeemable preferred stock, $.01 par value; none authorized, issued and outstanding at December 31, 2000; 1,000 shares authorized,
     none issued and outstanding at December 31, 1999                                                       -                -
   Class C convertible preferred stock, $.01 par value; none authorized, issued and outstanding at December 31, 2000; 440,000 shares authorized, 400,000
     shares issued and outstanding at December 31, 1999                                                     -            4,000
                                                                                                -------------     ------------
          Total redeemable preferred stock                                                                  -       13,234,000

Stockholders' equity (deficit):
   Preferred stock, $.01 par value; 10,000,000 shares authorized, none issued and outstanding at December 31, 2000; none authorized, issued
     and outstanding at December 31, 1999                                                                   -                -
   Class D preferred stock, $.01 par value;
     none authorized, issued and outstanding at December 31, 2000; 440,000 shares authorized, 400,000 shares issued and outstanding
     at December 31, 1999                                                                                   -            4,000
   Common stock, $.01 par value; 100,000,000 shares authorized,
     26,510,042 shares issued and outstanding at December 31, 2000;
     none authorized, issued and outstanding at December 31, 1999                                     265,100                -
   Class A common stock, $.0005 par value; none authorized, issued and outstanding at December 31, 2000; 18,655,570 shares authorized,
     7,462,228 shares issued and outstanding at December 31, 1999                                           -            4,000
   Class B common stock, $.0005 par value; none authorized, issued and outstanding at December 31, 2000; 1,650,234 shares authorized,
     none issued and outstanding at December 31, 1999                                                       -                -
   Class C common stock, $.0005 par value; none authorized, issued and outstanding at December 31, 2000; 315,577 shares authorized,
     none issued and outstanding at December 31, 1999                                                       -                -
   Additional paid-in capital                                                                      89,711,354           21,542
   Deferred compensation                                                                             (142,909)               -
   Accumulated deficit                                                                            (15,237,893)      (8,589,319)
   Accumulated other comprehensive income (loss)                                                         (815)               -
                                                                                                -------------     ------------
          Total stockholders' equity (deficit)                                                     74,594,837       (8,559,777)
                                                                                                -------------     ------------
          Total liabilities and stockholders' equity (deficit)                                  $ 105,304,060     $ 17,939,980
                                                                                                =============     ============

The accompanying notes are an integral part of these consolidated financial statements.

MediChem Life Sciences, Inc. and Subsidiaries
Consolidated Statements of Operations

                                                                                   Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------
                                                                         2000                 1999                 1998
---------------------------------------------------------------      --------------    -----------------    -----------------
Revenue:
 Contract revenue                                                    $  16,057,678     $     11,255,534     $      7,327,261
 Contract revenue-related party                                          3,311,807            2,476,829            1,497,055
                                                                     --------------    -----------------    -----------------
Total contract revenue                                                  19,369,485           13,732,363            8,824,316

Contract service costs:
 Contract service costs                                                  8,588,373            5,281,963            3,681,044
 Contract service costs-related party                                    1,328,143            1,089,960              466,893
                                                                     --------------    -----------------    -----------------
Total contract service costs                                             9,916,516            6,371,923            4,147,937

Gross profit                                                             9,452,969            7,360,440            4,676,379

 Milestone and intellectual property revenue, net                          413,667                    -                    -
 Milestone and intellectual property revenue-related party, net            988,840            1,787,612                    -
                                                                     --------------    -----------------    -----------------
Total milestone and intellectual property revenue, net                   1,402,507            1,787,612                    -

Operating expenses:
 Selling, general and administrative                                    11,726,314            6,005,993            3,621,621
 Depreciation and amortization                                           4,141,602              787,810              458,722
                                                                     --------------    -----------------    -----------------
Total operating expenses                                                15,867,916            6,793,803            4,080,343

Income (loss) from operations                                           (5,012,440)           2,354,249              596,036

Other income (expense):
 Interest expense                                                         (882,648)            (587,813)            (124,818)
 Interest income                                                           371,188              175,209                1,350
 Change in value of redeemable stock warrants                           (1,579,517)                   -                    -
 Other, net                                                               (674,947)                   -               48,068
                                                                     --------------    -----------------    -----------------
Total other income (expense), net                                       (2,765,924)            (412,604)             (75,400)
                                                                     --------------    -----------------    -----------------


Income (loss) before income taxes                                       (7,778,364)           1,941,645              520,636
Provision (benefit) for income taxes                                    (2,266,909)             871,285              200,987
                                                                     --------------    -----------------    -----------------
Net income (loss)                                                       (5,511,455)           1,070,360              319,649
  Less:
    Allocation of income to participating securities                             -              282,512              124,503
    Accretion to redemption value of preferred stock                     1,137,119              623,498                    -
    Deemed dividend on redemption and conversion
      of preferred stock                                                12,673,781                    -                    -
                                                                     --------------    -----------------    -----------------
Net income (loss) available to common stockholders                   $ (19,322,355)           $ 164,350     $        195,146
                                                                     ==============    =================    =================

Per share data - basic and diluted:
  Net income (loss) available to common stockholders before
    deemed dividend                                                  $       (0.51)              $ 0.02     $           0.02

  Net income (loss) attributable to deemed dividend on redemption
    and conversion of preferred stock                                $       (0.98)    $              -     $              -
                                                                     --------------    -----------------    -----------------


  Net income (loss) available to common stockholders                 $       (1.49)    $           0.02     $           0.02
                                                                     ==============    =================    =================

  Weighted average number of common shares outstanding-basic            12,945,106            7,462,228           11,696,296
                                                                     ==============    =================    =================

  Weighted average number of common shares outstanding-diluted          12,945,106            7,861,009           11,879,774
                                                                     ==============    =================    =================

The accompanying notes are an integral part of these consolidated financial statements.

MediChem Life Sciences, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss)


                                                                           Class D             Common Stock
                                                        Preferred Stock  Preferred Stock       (Registered)        Common Stock
                                                        ---------------  ---------------     ----------------    ---------------
                                                        Shares   Amount  Shares   Amount    Shares     Amount    Shares     Amount
                                                        ------   ------  ------   ------  ----------  -------   ---------   ------
Balance, December 31, 1997                                   -   $    -       -    $   -           - $      -   7,462,228   $ 1,000
Stock options granted to consultant                          -        -       -        -           -        -         -           -
Net income                                                   -        -       -        -           -        -         -           -
                                                        ------   ------  -------   -----  ---------- --------   ---------   -------
Balance, December 31, 1998                                   -        -        -       -           -        -   7,462,228     1,000
Exchange of shares under
  recapitalization of company                                -        -  400,000   4,000           -        -  (7,462,228)   (1,000)
Spin-off of Advanced Life Sciences                           -        -        -       -           -        -           -         -
Stock options granted to consultant                          -        -        -       -           -        -           -         -
Accretion of preferred stock                                 -        -        -       -           -        -           -         -
Net income                                                   -        -        -       -           -        -           -         -
                                                        ------   ------  -------   -----  ---------- --------   ---------   -------
Balance, December 31, 1999                                   -        -  400,000   4,000           -        -           -         -
Comprehensive income (loss):
  Net loss                                                   -        -        -       -           -        -           -         -
  Other comprehensive income (loss), net of tax
    Unrealized loss on investment securities                 -        -        -       -           -        -           -         -


  Other comprehensive income (loss)                          -        -        -       -           -        -           -         -


Comprehensive income (loss)                                  -        -        -       -           -        -           -         -


Accretion of preferred stock                                 -        -        -       -           -        -           -         -
Stock options granted to consultant and employees            -        -        -       -           -        -           -         -
Issuance of Class A common stock for
  ThermoGen, Inc. purchase                                   -        -        -       -           -        -           -         -
Issuance of Class A common stock for
  Emerald BioStructures, Inc. purchase                       -        -        -       -           -        -           -         -
Exchange of shares under
  recapitalization of company                                -        -        -       -  12,491,739  124,917           -         -
Conversion of Class A preferred stock into:
  1) common stock (registered), and                          -        -        -       -   6,351,120   63,511           -         -
  2) 1,000 shares of Class B preferred stock
     - immediately redeemed                                  -        -        -       -           -        -           -         -
Redemption of Class C preferred stock                        -        -        -       -           -        -           -         -
Conversion of Class D preferred stock
  into common stock (registered)                             -        - (400,000) (4,000)    201,887    2,019           -         -
Issuance of common stock at initial public offering, net     -        -        -       -   7,360,000   73,600           -         -
Exercise of stock warrants                                   -        -        -       -     105,296    1,053           -         -
Stock options granted to Scientific Advisory Board           -        -        -       -           -        -           -         -
Amortization of deferred compensation costs                  -        -        -       -           -        -           -         -
                                                        ------   ------  -------   -----  ---------- --------   ---------   -------
Balance, December 31, 2000                                   -   $    -        -   $   -  26,510,042 $265,100           -   $     -
                                                        ======   ======  =======   =====  ========== ========   =========   =======

The accompanying notes are an integral part of these consolidated financial statements.


MediChem Life Sciences, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss)

                                                                  Class A           Class B         Class C
                                                                 Common Stock     Common Stock    Common Stock
                                                                ---------------  --------------- ---------------
                                                                Shares   Amount  Shares   Amount Shares   Amount
                                                                ------   ------  ------   ------ ------   ------
Balance, December 31, 1997                                           -   $    -       -   $    -      -    $   -
Stock options granted to consultant                                  -        -       -        -      -        -
Net income                                                           -        -       -        -      -        -
                                                                ------   ------  ------   ------ ------    -----
Balance, December 31, 1998                                           -        -       -        -      -        -
Exchange of shares under
  recapitalization of company                                7,462,228    4,000       -        -      -        -
Spin-off of Advanced Life Sciences                                   -        -       -        -      -        -
Stock options granted to consultant                                  -        -       -        -      -        -
Accretion of preferred stock                                         -        -       -        -      -        -
Net income                                                           -        -       -        -      -        -
                                                             ---------   ------  ------   ------ ------    -----
Balance, December 31, 1999                                   7,462,228    4,000       -        -      -        -
Comprehensive income (loss):
  Net loss                                                           -        -       -        -      -        -
  Other comprehensive income (loss), net of tax
     Unrealized loss on investment securities                        -        -       -        -      -        -

Other comprehensive income (loss)                                    -        -       -        -      -        -


Comprehensive income (loss)                                          -        -       -        -      -        -


Accretion of preferred stock                                         -        -       -        -      -        -
Stock options granted to consultant and employees                    -        -       -        -      -        -
Issuance of Class A common stock for
  ThermoGen, Inc. purchase                                   3,452,909    1,850       -        -      -        -
Issuance of Class A common stock for
  Emerald BioStructures, Inc. purchase                       1,576,602      845       -        -
Exchange of shares under
  recapitalization of company                              (12,491,739)  (6,695)      -        -      -        -
Conversion of Class A preferred stock into:
  1) common stock (registered), and                                  -        -       -        -      -        -
  2) 1,000 shares of Class B preferred stock
     - immediately redeemed                                          -        -       -        -      -        -
Redemption of Class C preferred stock                                -        -       -        -      -        -
Conversion of Class D preferred stock
  into common stock (registered)                                     -        -       -        -      -        -
Issuance of common stock at initial public offering, net             -        -       -        -      -        -
Exercise of stock warrants                                           -        -       -        -      -        -
Stock options granted to Scientific Advisory Board                   -        -       -        -      -        -
Amortization of deferred compensation costs                          -        -       -        -      -        -
                                                            ----------   ------  ------   ------ ------    -----
Balance, December 31, 2000                                           -   $    -       -   $    -      -    $   -
                                                            ==========   ======  ======   ====== ======    =====

The accompanying notes are an integral part of these consolidated financial statements.


MediChem Life Sciences, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss)

                                                                                      Retained     Accumulated
                                                                                      Earnings     Other Com-
                                                         Additional     Deferred      (Accumu-     prehensive            Total
                                                           Paid-in      Compen-        lated         Income          Stockholders'
                                                           Capital       sation       Deficit)       (Loss)         Equity (Deficit)
                                                         -----------    --------    ------------   -----------      ---------------
Balance, December 31, 1997                               $         -   $       -     $   633,864      $      -            $ 634,864
Stock options granted to consultant                            3,165           -               -             -                3,165
Net income                                                         -           -         319,649             -              319,649
                                                         -----------   ---------    ------------      --------      ---------------
Balance, December 31, 1998                                     3,165           -         953,513             -              957,678
Exchange of shares under
  recapitalization of company                                 (3,165)          -     (10,007,835)            -          (10,004,000)
Spin-off of Advanced Life Sciences                                 -           -          18,141             -               18,141
Stock options granted to consultant                           21,542           -               -             -               21,542
Accretion of preferred stock                                       -           -        (623,498)            -             (623,498)
Net income                                                         -           -       1,070,360             -            1,070,360
                                                         -----------   ---------    ------------      --------      ---------------
Balance, December 31, 1999                                    21,542           -      (8,589,319)            -           (8,559,777)
Comprehensive income (loss):
  Net loss                                                         -           -      (5,511,455)            -           (5,511,455)
  Other comprehensive income (loss), net of tax
     Unrealized loss on investment securities                      -           -               -          (815)
                                                                                                      --------      ---------------
  Other comprehensive income (loss)                                -           -               -          (815)                (815)
                                                                                                                    ---------------
Comprehensive income (loss)                                        -           -               -             -           (5,512,270)
                                                                                                                    ---------------

Accretion of preferred stock                                       -           -      (1,137,119)            -           (1,137,119)
Stock options granted to consultant and employees            138,975    (138,975)              -             -                    -
Issuance of Class A common stock for
  ThermoGen, Inc. purchase                                29,363,724           -               -             -           29,365,574
Issuance of Class A common stock for
  Emerald BioStructures, Inc. purchase                    11,988,726           -               -             -           11,989,571
Exchange of shares under
  recapitalization of company                               (118,222)          -               -             -                    -
Conversion of Class A preferred stock into:
  1) common stock (registered), and                       14,303,608           -               -             -           14,367,119
  2) 1,000 shares of Class B preferred stock
     - immediately redeemed                               (7,500,000)          -               -             -           (7,500,000)
Redemption of Class C preferred stock                     (3,764,571)          -               -             -           (3,764,571)
Conversion of Class D preferred stock
  into common stock (registered)                               1,981           -               -             -                    -
Issuance of common stock at initial public offering, net  45,251,174           -               -             -           45,324,774
Exercise of stock warrants                                    (1,053)          -               -             -                    -
Stock options granted to Scientific Advisory Board            25,470     (25,470)              -             -                    -
Amortization of deferred compensation costs                        -      21,536               -             -               21,536
                                                         -----------   ----------   ------------     ---------      ---------------
Balance, December 31, 2000                               $89,711,354   $(142,909)   $(15,237,893)   $     (815)     $    74,594,837
                                                         ===========   ==========   ============     =========      ===============

The accompanying notes are an integral part of these consolidated financial statements.

MediChem Life Sciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                            Years Ended December 31,
                                                                                    ------------------------------------------
                                                                                       2000           1999           1998
                                                                                    -------------  -------------  ------------
Cash flows from operating activities:
  Net income (loss)                                                                 $ (5,511,455)  $  1,070,360   $   319,649
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                    4,192,538        787,810       458,722
      Bad debt expense                                                                    79,099         47,707             -
      Redeemable stock warrant appreciation                                            1,579,517              -             -
      Noncash compensation expense                                                        21,536         21,542         3,165
      Noncash interest expense                                                           344,202         39,255             -
      Changes in assets and liabilities, net of effects from purchases of ThermoGen and Emerald BioStructures:
        Accounts receivable                                                             (338,499)    (1,125,446)   (1,241,827)
        Prepaid and other current assets                                              (1,826,478)      (100,906)      (71,140)
        Other assets                                                                    (126,517)        95,180      (114,827)
        Deferred taxes                                                                (1,160,876)       (13,374)      113,749
        Accounts payable                                                               1,097,291        310,920        (5,517)
        Accrued expenses                                                               1,795,103        627,798       385,842
        Other liabilities                                                                844,404       (193,006)      472,645
                                                                                    ------------   ------------   -----------
Net cash provided by operating activities                                                989,865      1,567,840       320,461
                                                                                    ------------   ------------   -----------

Cash flows from investing activities:
  Capital expenditures                                                               (20,301,432)    (4,224,589)     (726,158)
  Purchase of securities                                                              (8,465,763)             -             -
  Cost of purchased businesses, net of cash acquired                                    (291,685)             -             -
                                                                                    ------------   ------------   -----------

Net cash used in investing activities                                                (29,058,880)    (4,224,589)     (726,158)
                                                                                    ------------   ------------   -----------

Cash flows from financing activities:
  Deferred financing costs                                                                     -       (330,428)            -
  Net borrowings (repayments) under revolving line of credit                                   -       (580,000)      380,000
  Proceeds from the issuance of note to stockholder                                    1,500,000      3,000,000             -
  Proceeds from the issuance of loans payable                                         13,666,161      6,998,000       232,423
  Repayment of loans payable                                                          (9,742,354)      (688,537)     (226,036)
  Repayment of capital lease obligations                                                (189,618)      (355,520)      (47,209)
  Repayment of notes to stockholder                                                   (4,500,000)             -             -
  Redemption of stock warrants                                                        (2,073,812)             -             -
  Proceeds from the issuance of preferred stock, net                                           -      2,606,502             -
  Payment for the redemption of class B preferred stock                               (7,500,000)             -             -
  Payment for the redemption of class C preferred stock                               (3,768,572)             -             -
  Proceeds from the issuance of common stock, net                                     45,324,774              -             -
                                                                                    ------------   ------------   -----------
Net cash provided by financing activities                                             32,716,579     10,650,017       339,178
                                                                                    ------------   ------------   -----------

Net increase (decrease) in cash                                                        4,647,564      7,993,268       (66,519)

Cash and cash equivalents at beginning of year                                         8,164,730        171,462       237,981

                                                                                    ------------   ------------   -----------
Cash and cash equivalents at end of year                                            $ 12,812,294   $  8,164,730   $   171,462
                                                                                    ============   ============   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 MEDICHEM LIFE SCIENCES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Descriptions of Business

Originally founded in 1987, MediChem Life Sciences, Inc. and Subsidiaries (the Company), provides contract chemistry research services specializing in chemical synthesis for new drug discovery and development for the global pharmaceutical, biotechnology, agricultural, chemical and personal care industries. The Company's operations are focused on providing Conventional Synthesis, Combinatorial Chemistry, cGMP Synthesis, Analytical Chemistry, Medicinal Chemistry, Biocatalysis and Proteomic services designed to enable its customers to reduce overall drug development time and costs. The Company operates in one business segment and all of its assets are located in the United States.

On January 1, 1999, the Company contributed all the net assets of its contract chemistry research services business to a wholly-owned subsidiary that assumed the name MediChem Research, Inc. and all the net assets of its proprietary drug development business, including the Company's 50% interest in Sarawak MediChem Pharmaceuticals, Inc. to a wholly-owned subsidiary, Advanced Life Sciences, Inc. In conjunction with this legal entity restructuring, the Company changed its name from MediChem Research, Inc. to MCR Holdings, Inc. The Company's 50% investment in Sarawak MediChem Pharmaceuticals has been accounted for using the equity method of accounting.

On June 14, 1999, the Company exchanged its investment in 100% of the outstanding common stock of Advanced Life Sciences for nonvoting preferred stock issued by Advanced Life Sciences effecting a spin-off of Advanced Life Sciences. No gain or loss was recognized in the accompanying consolidated statements of operations upon the spin-off of Advanced Life Sciences. The accompanying consolidated statements of stockholders' equity (deficit) reflect an increase to retained earnings of $18,141 related to net liabilities of Advanced Life Sciences derecognized by the Company in the spin-off. The historical carrying value of the net liabilities recorded by the Company was used because Advanced Life Sciences was transferred to a common controlling stockholder. Subsequent to the spin-off, the Company provides services to Advanced Life Sciences under a master services agreement. See note 5--Related-party transactions.

Prior to the spin-off, a sole stockholder owned 100% of the Company and Advanced Life Sciences, then a wholly owned subsidiary of the Company. As a result of the spin-off of Advanced Life Sciences, this stockholder became the sole common stockholder of Advanced Life Sciences. The Company holds 100% of the preferred stock of Advanced Life Sciences, which was issued to the Company in exchange for common stock held at the June 14, 1999 spin-off. The Class D nonvoting preferred stock, which tracks the net realizable value of the Company's investment in Advanced Life Sciences' preferred stock, was owned by this stockholder. The common controlling stockholder's ownership of the Company was reduced from 100% ownership to approximately 60% ownership upon the issuance of the Class A convertible preferred stock which occurred concurrently with the spin-off of Advanced Life Sciences. The Company accounts for its investment in Advanced Life Sciences' preferred stock on the cost method and established its initial carrying value based upon the historical carrying value of its investment in the common stock of Advanced Life Sciences, which was zero. At December 31, 2000 and 1999 the carrying value of the Company's investment in Advanced Life Sciences preferred stock was zero.

In the fourth quarter of 2000, the Company completed an initial public offering of 7,360,000 shares of common stock. The Company received net proceeds of $45.3 million after payment of $2.6 million in expenses relating to the issuance and distribution of the securities and $3.6 million in underwriting discounts and commissions. The Company used $9.7 million of the net proceeds to repay in full and terminate its credit facility, $11.5 million for the mandatory redemption of outstanding preferred stock, $2.1 million for the optional redemption of outstanding warrants, $1.6 million for general corporate purposes, $1.5 million to repay a note payable to a stockholder and $0.4 million to repay outstanding shareholder loans arising from the acquisition of ThermoGen, Inc. Immediately prior to the initial public offering, the Company reincorporated in the state of Delaware as MediChem Life Sciences, Inc., and exchanged its outstanding shares of Class A convertible preferred stock, Class D preferred stock and all classes of outstanding common stock into 19,044,746 shares of common stock of the Company, reflecting an 18.65557 for one split of the common stock. All share and per share data have been restated to reflect this split.

2.   Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, but management does not believe such differences will materially affect the Company's financial position, results of operations or cash flows.

Principles of Consolidation

The consolidated financial statements include the accounts of MediChem Life Sciences, Inc. and its wholly owned subsidiaries, MediChem Research, Inc., ThermoGen, Inc. and Emerald BioStructures, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers temporary, highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2000 were $8,988,568.

Investments, available-for-sale securities

Investments consist of securities available-for-sale, which are stated at fair value with the unrealized gains and losses included as accumulated other comprehensive income (loss) within stockholders' equity (deficit) on the consolidated balance sheets. Cost of securities is calculated using the specific-identification method. Interest income is accrued as earned and gains and losses are recognized when realized. Securities available-for-sale at December 31, 2000 consisted primarily of commercial paper and fixed-income securities. No investment securities were held during 1999, and none were purchased until after the initial public offering on October 26, 2000.

Property and Equipment

Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. Property and equipment under capital leases are stated at the present value of the minimum lease payments. Assets under capital leases and leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective
leases by use of the straight-line method.   Maintenance and repair costs are
expensed as incurred.

Goodwill and Intangible Assets

Goodwill and identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 8 to 15 years. At each balance sheet date, the Company evaluates the recoverability of goodwill and intangible assets based on expected future undiscounted cash flows. The Company believes that no goodwill or intangible assets are impaired at December 31, 2000.

Long-lived Assets

The Company is required to periodically evaluate the useful lives of its long-lived assets. In addition, assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes that no long-lived assets are impaired at December 31, 2000.

Software Development Costs

Software development costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development costs and expensed as incurred. Once technological feasibility has been established, additional costs incurred in development are capitalized until the product's general commercial release. Capitalized software development costs are amortized using the greater of the straight-line method over an estimated useful life of 3 years or the ratio of current gross revenues to the total of current and anticipated future gross revenues for the product. Unamortized capitalized costs determined to be in excess of the net realizable value of the product are expensed at the date of such determination. At December 31, 2000, $86,781 of capitalized software development costs is included in other assets on the accompanying consolidated balance sheets. Amortization expense for the year ended December 31, 2000, which is included in cost of revenues, was $59,491.

Deferred Financing Costs

The cost of obtaining financing through the issuance of long-term debt obligations is amortized on the straight-line method over the term of the obligation. The carrying value of deferred financing costs was charged to operations upon the repayment and termination of the credit facility.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss and credit carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
                                      38

Revenue Recognition

The Company recognizes contract revenue from its negotiated rate contracts on a per diem basis as services are rendered or on the percentage of completion method based on the ratio of costs incurred to expected total costs for fixed fee contracts based upon the terms of the underlying contract. Any losses on contracts are provided for when they are determinable and estimable. Included in revenue are billings to customers for the cost of materials purchased for performance under the contract.

The Company recognizes milestone revenue upon confirmation of achievement of a contract milestone with customers.

Intellectual property income represents revenue from the sale or licensing of intellectual property developed and maintained by the Company. Revenue is recognized based upon the legal transfer of intellectual property rights for sales transactions and as earned for licensing arrangements.

Revenues from software arrangements in which the Company has continuing obligations to customers are deferred and recognized ratably over the arrangement period as services are performed.

Unbilled Services and Deferred Revenue

In general, prerequisites for billings are established by contractual provisions including predetermined payment schedules, the achievement of contract milestones, or submission of appropriate billing detail. Unbilled services arise when services have been rendered but customers have not been billed. Similarly, deferred revenue represents prebillings or cash receipts for services that have not yet been rendered. Unbilled services are included in accounts receivable. Deferred revenue is recognized as revenue when services are rendered and in accordance with the provisions of contractual arrangements.

The Company received an up-front payment in conjunction with entering into a multi-year contract with a strategic partner. The up-front, nonrefundable payment is being recognized ratably over the initial term of the contract, which is 3 years. Revenue deferred on this contract was $308,333 at December 31, 2000.

Contract Service Costs

Contract service costs consist primarily of payroll and payroll related costs and direct material costs incurred to provide contractual services to customers.

Research and Development

Research and development costs are expensed as incurred and were approximately $1,337,000, $255,000 and $266,000 in 2000, 1999 and 1998, respectively.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs charged to operations were approximately $538,000, $243,000 and $80,000 in 2000, 1999 and 1998, respectively.

Incentive Stock Plan

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock option grants to employees. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," (FAS 123) established accounting and disclosure requirements using a fair value-based method of accounting for stock-based compensation. As allowed by FAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above for stock-based grants to employees, and has adopted the disclosure requirements of FAS 123.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, investments, accounts payable, accrued expenses, debt and capital lease obligations. The carrying amounts of these instruments approximate their fair value.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS 133) which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. FAS 133 and subsequent amendments require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as
(1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (2) a hedge of the exposure to variable cash flows of a forecasted transaction, or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

As amended by FAS 137 and 138, FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. At the date of initial application, an entity shall choose to either (1) recognize as an asset or liability in the statement of financial position all embedded derivative instruments that are required to be separated from their host contracts or (2) select either January 1, 1998 or January 1, 1999 as a transition date for embedded derivatives. If the entity chooses to select a transition date, it shall recognize as separate assets and liabilities only those derivatives embedded in hybrid instruments issued, acquired, or substantively modified by the entity on or after the selected transition date. That choice is not permitted to be applied to only some of an entity's individual hybrid instruments and must be applied on an all-or-none basis.

The Company is currently evaluating the impact, if any, of adopting the provisions of FAS 133. Management does not expect the adoption of the provisions of FAS 133 (and the method of adoption) to have a material impact on the financial position or results of operations of the Company.

In September 2000, the SFAS issued FAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125". FAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures, although it continues most of the provisions of FAS 125 without consideration. The provisions of FAS 140 are effective for periods beginning after December 15, 2000. The Company currently is evaluating the impact, if any, of adopting the provisions of FAS 140. We do not expect the adoption of the provisions of FAS 140 to have a material impact on our financial position or results of operations.


3.   Business and Credit Concentration

In 2000, the Company had contracts with two third-party customers for amounts exceeding 10% of total contract revenue. Contract revenue with these customers was $2,043,000 and $1,849,000 for the year ended December 31, 2000.

In 1999, the Company had contracts with two third-party customers for amounts exceeding 10% of total contract revenue. Contract revenue with these customers was $2,364,000 and $1,539,000 for the year ended December 31, 1999.

In 1998, the Company had contracts with two third-party customers for amounts exceeding 10% of total contract revenue. Contract revenue with these customers was $3,121,000 and $1,191,000 for the year ended December 31, 1998.

The Company's ten largest customers accounted for approximately 67%, 86% and 89% of total contract revenue in 2000, 1999 and 1998, respectively.

Conventional Synthesis services represented 53%, 68% and 67% of the Company's total contract revenue for the years 2000, 1999 and 1998, respectively.

Combinatorial Synthesis services represented 18%, 18% and 13% of the Company's total contract revenue for the years 2000, 1999 and 1998, respectively.

cGMP Synthesis services represented 11%, 6% and 17% of the Company's total contract revenue for the years 2000, 1999 and 1998, respectively.

The Company's exposure to credit loss is equal to its outstanding billed receivables and unbilled services balance. Management employs a specific identification methodology to provide for doubtful accounts. Credit losses have consistently been within management's expectations. Accounts receivable due from an individual third-party customer of the Company was $493,983 and $480,977 at December 31, 2000 and 1999, respectively.

4.  Business Combinations

On May 31, 2000, the Company acquired all of the outstanding common stock of ThermoGen, Inc. Under the terms of the merger agreement, the Company issued 3,452,909 shares of Class A common stock in exchange for the issued and outstanding shares of ThermoGen Inc.'s common stock. The transaction was accounted for as a purchase. As additional consideration, outstanding stock options of ThermoGen, Inc. were converted into options to purchase 475,455 shares of Class B common stock of the Company. The total purchase price of ThermoGen was $29,669,000, which has been allocated to the fair values of assets acquired and liabilities assumed as follows:

          Patents                                   $        6,886,000
          Trade name                                         3,057,000
          Contracts and customer base                       15,629,000
          Goodwill                                          15,563,000
          Net liabilities assumed                           (1,365,000)
          Deferred tax liabilities established             (10,101,000)
                                                    ------------------
          Total purchase price                      $       29,669,000
                                                    ==================

On May 31, 2000, the Company acquired all of the outstanding common stock of Emerald BioStructures, Inc. Under the stock purchase agreement, the Company issued 1,576,602 shares of Class A common stock in exchange for all of the outstanding common stock of Emerald BioStructures, Inc. The transaction was accounted for as a purchase. The total purchase price of Emerald BioStructures was $12,058,000, which has been allocated to the fair values of assets acquired and liabilities assumed as follows:

          Patents                                      $       1,098,000
          Trade name                                             599,000
          Contracts and customer base                          4,437,000
          Goodwill                                             8,171,000
          Proprietary technology                                 289,000
          Net assets assumed                                       1,000
          Deferred tax liabilities established                (2,537,000)
                                                       -----------------
          Total purchase price                         $      12,058,000
                                                       =================

The Company's consolidated results of operations for the year ended December 31, 2000 include the operations of ThermoGen and Emerald BioStructures from their date of acquisition.

The following unaudited pro forma financial information presents combined results of operations of the Company as if ThermoGen and Emerald BioStructures had been acquired on January 1, 2000 and 1999. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisitions been consummated at the beginning of the periods presented.

                                                      For the year ended
                                                         December 31,
                                                ------------------------------
                                                    2000              1999
                                                ------------       -----------
Total contract revenue                          $ 20,519,335       $16,345,342
Net loss available to common stockholders       $(20,399,386)      $(2,456,485)
Per share net loss available to common
  stockholders - basic and diluted              $      (1.36)      $     (0.13)

5.  Related Party Transactions

The Company provides services to Sarawak MediChem Pharmaceuticals that are reimbursed based upon negotiated contractual rates. Amounts billed to Sarawak MediChem Pharmaceuticals are recorded as contract revenue-related party. Amounts due from Sarawak MediChem Pharmaceuticals were $290,137 and $114,166 at December 31, 2000 and 1999, respectively.

Subsequent to its spin-off on June 14, 1999, the Company and Advanced Life Sciences entered into a master services agreement under which the Company provides various services. Amounts billed under the agreement are recorded as contract revenue-related party. Amounts due from Advanced Life Sciences were $439,328 and $506,723 at December 31, 2000 and 1999, respectively.

Contract service costs - related party consist primarily of payroll and payroll related costs, and direct material costs incurred to provide contractual services to Advanced Life Sciences and Sarawak MediChem Pharmaceuticals. No overhead or other costs are allocated to contract service costs-related party.

On June 14, 1999, the Company issued a $3,000,000 promissory note to the common stockholder. The promissory note was repaid on March 24, 2000.

On October 2, 2000, the Company's chairman and chief executive officer advanced the company a $1.5 million loan, which was repaid on October 31, 2000.

At December 31, 2000, the Company's chairman and chief executive officer owned 100% of the 400,000 outstanding shares of common stock in Advanced Life Sciences.

The Company's chairman and chief executive officer is a guarantor of the mortgage loan payable.

The Company has licensed technology from Advanced Life Sciences, under which the Company is committed to royalty payments ranging from 4-8% of any contract revenue recognized incorporating the licensed technology.

6.  Accounts Receivable

Accounts receivable consist of the following at December 31:

                                                       Third party                Related party
                                              ---------------------------   ---------------------------
                                                  2000           1999             2000         1999
                                              ------------   ------------   -------------    ----------
Billed receivables                            $  2,345,570   $  2,156,579   $     695,796    $  620,889
Unbilled services                                  128,816         83,107          33,669             -
Less allowance for doubtful accounts                37,152         13,980               -             -
                                              ------------   ------------   -------------    ----------
Accounts Receivable                           $  2,437,234   $  2,225,706   $     729,465    $  620,889
                                              ============   ============   =============    ==========

7.  Investments

The fair value, amortized cost and gross unrealized gains (losses) for available-for-sale investment securities by major security type at December 31, 2000 are as follows:

                                                                                              Gross Unrealized
                                                             Fair Value     Amortized Cost     Gains (Losses)
                                                          --------------   ----------------  ------------------
     Commercial paper                                     $    7,000,000   $     7,000,315        $       (315)
     Fixed income securities                                  10,453,516        10,454,016                (500)
                                                          --------------   ---------------   -----------------

                                                          $   17,453,516   $    17,454,331   $            (815)
                                                          ==============   ===============   =================

Classification in the balance sheet:

    Cash equivalents                                      $    8,988,568
    Investments, available-for-sale securities            $    8,464,948
                                                          --------------

                                                          $   17,453,516
                                                          ==============

8.  Property and Equipment

The following is a summary of property and equipment and their useful lives at December 31:

                                                        Useful life          2000           1999
----------------------------------------------------------------------------------------------------
Land                                                                -    $  2,287,600    $ 2,233,844
Building improvements                                  10 to 20 years         368,507        357,499
Furniture and fixtures                                        7 years         140,298        101,644
Leasehold improvements                                        5 years       1,432,685        818,242
Lab equipment and instruments                                 6 years       3,886,595      2,316,773
Equipment under capital lease                                 7 years         692,605        692,605
Computer equipment                                            3 years         909,624        411,535
Construction in-progress                                            -      19,139,024      1,480,372
                                                                         ------------    -----------
                                                                           28,856,938      8,412,514
Less accumulated depreciation and amortization                              3,224,222      2,035,633
                                                                         ------------    -----------
Property and equipment, net                                              $ 25,632,716    $ 6,376,881
                                                                         ============    ===========



9.  Intangibles and Goodwill

The following is a summary of intangibles and goodwill and their useful lives at December 31:

Intangibles                                               Useful life                2000
-------------------------------------------------------------------------------------------------
Patents                                                   10 to 15 years       $     7,984,000
Trade names                                                     15 years             3,656,000
Contracts and customer base                                      8 years            20,066,000
Proprietary technology                                          10 years               289,000
                                                                               ---------------
                                                                                    31,995,000
Less accumulated amortization                                                        1,954,021
                                                                               ---------------
Intangibles, net                                                               $    30,040,979
                                                                               ===============

Goodwill                                                  Useful life                 2000
-------------------------------------------------------------------------------------------------
Goodwill                                                        15 years       $    23,733,663
Less accumulated amortization                                                          924,889
                                                                               ---------------
Goodwill, net                                                                  $    22,808,774
                                                                               ===============

10.  Debt

On May 10, 2000, the Company entered into a $12,000,000 construction loan available for draws for the construction of the Woodridge, Illinois facility. The loan has a limited unsecured principal guaranty from the Chairman and CEO in the amount of $3,000,000. Interest is payable monthly at the floating prime rate, which was 9.5% at December 31, 2000. Once construction of the facility is completed, amounts borrowed under this loan will be converted into a 5-year mortgage loan amortized over 20 years, with an index interest rate plus 225 basis points, pursuant to a binding credit arrangement provided by the same financial institution. At December 31, 2000, $10,686,123 had been drawn on the construction loan. This borrowing has been classified as a non-current liability as the Company has the intent and ability to refinance this amount on a long-term basis.

On June 14, 1999, the Company entered into a credit facility that provided for revolving credit loans in the aggregate amount of $15,000,000. On October 31, 2000, a portion of the net proceeds from the initial public offering was used to repay in full and terminate the credit facility.

On June 14, 1999, the Company entered into a $5,000,000 term loan note. The note bears interest at the floating 30 day LIBOR rate plus 5.25%. Interest is payable monthly. The note is secured by substantially all of the assets of the

Company and is due on June 1, 2005. In conjunction with the note, the Company issued warrants to the note holder to purchase 315,577 shares of common stock. The warrants had an estimated fair market value of $494,295 at the time of issuance, which has been treated as a discount on the term loan note. The discount is being amortized using the effective interest method over the life of the note. On October 31, 2000, the term note payable was repaid in full with a portion of the net proceeds from the initial public offering.

On April 21, 1999, the Company entered into a mortgage loan to purchase land in Woodridge, Illinois. The loan bears interest at the prime rate plus 0.50% and is secured by the land. Principal payments are due in quarterly installments and interest payments are due in monthly installments. The loan matured on April 21, 2000 and was repaid with funds from the construction loan.

At December 31, 2000, the Company was in technical default of one covenant relating to the construction loan. This loan will be converted into a 5-year mortgage in 2001 with the same financial institution as part of the original credit facility agreement. A waiver of this annual covenant was received on March 1, 2001 from the financial institution for the year ended December 31, 2000.

The following is a summary of debt obligations at December 31:

                                                                                    2000           1999
-------------------------------------------------------------------------------------------    ------------
Term loan note payable due June 1, 2005, interest at monthly LIBOR + 5.25%;
  $5,000,000 face value; net of unamortized discount of $455,040                           -      4,544,960
Mortgage loan payable, due April 2000; interest at prime; due in quarterly
  principal payments of $83,280, interest payable monthly                                  -      1,714,920
Note payable with monthly payments of $9,841 through April 2000; interest at
  8.75%                                                                                    -        104,176
Note payable with monthly payments of $5,104 through April 2002; interest at
  8.52%                                                                               61,823              -
Construction loan due November 10, 2001; interest at prime,
  to be refinanced as a long-term mortgage loan                                   10,686,123              -
                                                                                 -----------   ------------
                                                                                  10,747,946      6,364,056
Less:
Current portion of debt                                                               45,535      1,757,003
                                                                                 -----------   ------------
Debt, less current portion                                                        10,702,411      4,607,053
                                                                                 ===========   ============


Annual maturities of debt assuming the construction loan is refinanced as a long-term mortgage loan are as follows:

-----------------------------------------------------------------------------
2001                                                            $     217,340
2002                                                                  291,185
2003                                                                  296,997
2004                                                                  320,875
2005                                                                9,621,549
                                                                -------------
     Total                                                      $  10,747,946
                                                                =============

11. Redeemable Preferred Stock

On June 14, 1999, in conjunction with a recapitalization, the Company issued 4,234,068 shares of Class A convertible preferred stock and 1,000 shares of Class C preferred stock to the common stockholder. The Class A convertible preferred stock was recorded at its initial carrying value based upon its fair value. The Class A convertible preferred stock carrying value will be accreted using the effective interest method to the stated redemption value of $3.54 per share. The Company also effected a private placement of 2,117,052 shares of Class A convertible preferred stock for $5,000,000 which bears a liquidation preference and redemption value of $3.54 per share. Together with the 4,234,068 shares issued in the recapitalization, the aggregate redemption value of outstanding Class A convertible preferred stock is $22,499,458. The difference between the stock's initial carrying value and its redemption value will be accreted over the period to redemption using the effective interest method such that the carrying value of the Class A convertible preferred stock will be equal to its redemption value at June 14, 2005.

Class A convertible preferred stock is voting, provides for non-cumulative dividends at the same rate as the classes of common stock, and has a liquidation preference upon the dissolution of the Company of a minimum of $3.54 per share plus declared but unpaid dividends. The liquidation preference is subordinated to the liquidation preference of the Class D preferred stock. The Class A convertible preferred stock is redeemable at the election of its holder for a minimum of $3.54 per share in three equal aggregate installments commencing June 14, 2005, or upon a merger, sale of substantially all of the Company's assets, or in the event of a change in control of the Company through the acquisition of a majority of the outstanding voting classes of stock by a third party. The difference between the carrying amount and the redemption amount is accreted using the effective interest method with an interest rate of 9.69%. The Class A convertible preferred stock is convertible into both Class A common stock on a one-for-one basis and Class B 5% redeemable preferred stock on a 6,351.12 for one basis at any time upon the election of its holder, and is automatically convertible into both Class A common stock and Class B 5% redeemable preferred stock upon a qualifying public offering.

Class B 5% redeemable preferred stock is nonvoting and provides for cumulative dividends of 5% on the liquidation preference amount of $7,500 per outstanding share. Except for Class D preferred stock, dividend payments or distributions may not be made on any other class of stock for the period during which Class B 5% redeemable preferred stock is outstanding. Subject to the liquidation preference of the Class D preferred stock, the Class B 5% redeemable preferred stock has a cash liquidation preference of $7,500 per share plus cumulative dividends payable. The stock is automatically redeemable at the liquidation preference amount of $7,500 per share plus cumulative dividends payable in the event of a qualifying public offering, and is redeemable at the election of its holders in three equal aggregate installments commencing June 14, 2005, or upon a merger, sale of substantially all of the Company's assets, or in the event of a change in control of the Company through the acquisition of a majority of the outstanding voting classes of stock by a third party.

Class C preferred stock is nonvoting, provides for non-cumulative dividends at the same rate as the classes of common stock, and is convertible to Class A common stock upon dissolution of the Company, a qualifying public offering, a merger, sale of substantially all of the Company's assets, or in the event of a change in control of the Company through the acquisition of a majority of the outstanding voting classes of stock by a third party. The number of Class A shares to be received in conversion is determined by the internal rate of return achieved by the holder of the Class A convertible preferred stock. In the event of conversion to Class A common stock as a result of a qualifying public offering, the Company shall redeem Class A common shares issued to the Class C preferred stockholders at the initial qualifying public offering price. In the event the Class C preferred stock is not converted to Class A common stock prior to dissolution, the stock bears a liquidation preference of $1.

On December 27, 1999, the Company amended its Articles of Incorporation to increase the authorized shares of Class C preferred stock to 440,000 shares with a $.01 par value, and approved a 400 for 1 stock split for outstanding Class C preferred shares. The accompanying consolidated financial statements retroactively reflect the stock split.

On October 26, 2000, in conjunction with the Company's initial public offering, all outstanding shares of Class A convertible preferred stock with a carrying value of $14,367,119 were converted into both 6,351,120 shares of common stock on a one-for-one basis and 1,000 shares of Class B 5% redeemable preferred stock which were immediately redeemed for $7,500,000. Additionally, in conjunction with the Company's initial public offering, all outstanding shares of Class C preferred stock were converted to common stock and immediately redeemed for $3,768,572. The Company has not treated these transactions as treasury stock transactions because redemption and cancellation of the Class B 5% redeemable preferred stock and Class C convertible preferred stock was provided for in the original terms of the security in the event of a qualifying public offering.

12. Stockholders' Equity

On June 14, 1999, the Company effected a recapitalization by retiring the previously issued and outstanding common stock and issuing 4,234,068 shares of Class A convertible preferred stock, 1,000 shares of Class C preferred stock, 400,000 shares of Class D preferred stock, and 7,462,228 shares of Class A common stock to its sole stockholder. Classes of newly authorized Company stock include: Class A convertible preferred stock, Class B 5% redeemable preferred stock, Class C preferred stock, Class D preferred stock, Class A common stock, Class B common stock and Class C common stock. The carryover basis of the common stock retired in the recapitalization was used in recording the carrying values of the newly issued classes of stock.

With respect to Class A, B and C common stock, the Board of Directors of the Company may not discriminate among the classes of common stock with respect to declaration of dividends and other distributions. Accordingly, all outstanding shares of each class of common stock are treated in the same manner with respect to dividend payments and other distributions.

Class D preferred stock is nonvoting, but provides for the right of approval with respect to any action taken affecting the Company's investment in the preferred stock of Advanced Life Sciences and any amendment to the Articles of

Incorporation that would adversely or disproportionately affect the rights of the Class D preferred stock. The Class D preferred stock tracks the Company's investment in the preferred stock of Advanced Life Sciences to segregate the risks and rewards of ownership of the preferred stock of Advanced Life Sciences and attribute those risks and rewards to the Class D preferred stockholder. The Class D preferred stockholder, who is the Chairman and CEO of the Company, is also the common stockholder of Advanced Life Sciences. The Company does not allocate any common or overhead costs in determining the underlying value of its investment in the preferred stock of Advanced Life Sciences. The carrying value of the investment in preferred stock of Advanced Life Sciences was zero at December 31, 2000 and 1999. Non-cumulative dividends are paid only in the event of a distribution or dividend on Advanced Life Sciences preferred stock. In the event of sale or disposition of the Company's investment in the preferred stock of Advanced Life Sciences, the Class D preferred stock is mandatorily redeemable for the net realizable value of the Advanced Life Sciences preferred stock. The Company may, at its option, redeem the Class D preferred stock upon a public offering, merger, sale of substantially all of the Company's assets, or in the event of a change in control of the Company through the acquisition of a majority of the outstanding voting classes of stock by a third party by distributing its investment in the preferred stock of Advanced Life Sciences, net of taxes. In the event of dissolution of the Company, the Class D preferred stock has a liquidation preference equal to the net realizable value of the Company's investment in the preferred stock of Advanced Life Sciences.

On June 14, 1999, the Company issued immediately exercisable warrants to a placement agent for the private placement of the Class A convertible preferred stock to purchase 157,788 shares of Class B common stock at an exercise price of $2.60 per share. The fair value of these warrants has been recorded as offering costs. In the event the Company sells shares of Class A common stock in a public offering, the warrants are exercisable for shares of Class A common stock. The warrants expire on June 14, 2004. The placement agent exercised the warrants on November 17, 2000.

Immediately prior to its initial public offering, the Company reincorporated in the state of Delaware and filed a certificate of incorporation authorizing the issuance of 10,000,000 shares of preferred stock and 100,000,000 shares of common stock. The Board of Directors is authorized to provide for the issuance of shares of preferred stock in one or more series, and to fix for each series voting rights, if any, designation, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions as provided in a resolution or resolutions adopted by the board. The board may authorize the issuance of shares of preferred stock with terms and conditions which could discourage a takeover or other transaction that holders of some or a majority of shares of common stock might believe to be in their best interests or in which holders of common stock might receive a premium for their shares over the then market price. Registered common stock, par value $.01 per share, is voting and provides for non-cumulative dividends.

On October 26, 2000, in conjunction with the Company's initial public offering, 19,044,746 shares of common stock were issued in exchange for 19,044,746 shares of Class A common stock after giving effect to:

     .  an 18.65557 for one split of common stock;
     . the automatic conversion of all outstanding shares of Class A preferred stock into 6,351,120 shares of common stock; and
     . the conversion of all outstanding shares of our Class D preferred stock into 201,887 shares of common stock.

The Company successfully completed an initial public offering of its common stock. The Company issued 6,360,000 shares of common stock to new public investors and 1,000,000 shares to existing stockholders at $7.00 per share. Offering costs of $6,200,000 have been netted against the gross proceeds of the offering resulting in net proceeds of approximately $45,300,000.

13.  Incentive Stock Plan

Effective January 1, 1998, the Company's Board of Directors and stockholders adopted and approved the Company's Incentive Compensation Plan (the 1998 Plan). The 1998 Plan provides for the grant of stock options and the award of restricted stock to selected officers, directors, consultants and employees of the Company and other eligible persons. A total of 746,222 shares of common stock were reserved for issuance under the 1998 Plan. Options are granted at estimated fair value as determined by the Board of Directors and expire 10 years from the date of grant. Vesting periods of option grants are determined by the Board of Directors at the time of grant. Awards of restricted stock are subject to certain terms, conditions, restrictions and limitations as determined by the Board of Directors. Options granted through June 30, 1999 under the 1998 Plan provided for graduated vesting whereby options vest in 33% increments on the third, fourth and fifth anniversary of the date of grant.

Effective January 1, 1999, the 1998 Plan was amended to change its name to the MCR Holdings, Inc. Incentive Compensation Plan, and on July 1, 1999, the Board of Directors reserved an additional 746,222 shares of Class B common stock and authorized the issuance of additional stock option grants to management, employees and directors and certain consultants under the provisions of the 1998 Plan. Options were granted at or below their estimated fair value and expire ten years from the date of grant. The options granted to management, directors, employees and consultants provide for graduated vesting, whereby options vest in 33% increments on the first, second and third anniversary of the date of grant.

In October 2000, the 1998 Plan was frozen and no further options can be granted from this plan. At December 31, 2000, 1,977,490 shares have been reserved under the 1998 Plan.

Options outstanding at the recapitalization date, which was June 14, 1999, were modified to maintain the option holder's economic position after the recapitalization. Options on a share of common stock were modified to represent the right to purchase one share of Class B common stock, one share of Class C preferred stock and one share of Class D preferred stock. Exercise of the option on Class B common stock and Class C preferred stock must be effected concurrently. Other than proportionally modifying the exercise price to maintain the economic position of the option holders, terms of the original grant remain the same. No compensation expense was recorded by the Company as a result of the option modifications.

On May 31, 2000, as a part of the ThermoGen acquisition, the Company assumed the ThermoGen 1997 Stock Option Plan, and all outstanding options under the ThermoGen Stock Option Plan were converted into options under the MCR Holdings 1998 Incentive Compensation Plan based upon the option assumption and replacement agreement. Each ThermoGen option holder received vesting credit under the MCR Holdings 1998 Incentive Compensation Plan equal to the vesting credit of such holder under the ThermoGen Stock Option Plan. There were a total of 463,613 options granted to ThermoGen option holders from the MCR Holdings 1998 Incentive Compensation Plan.

In conjunction with the initial public offering, the Company cancelled options to purchase 24,564 shares of Class C and 24,564 shares of Class D preferred stock by making payments of $231,428 and $86,786 to the Class C and Class D preferred stock option holders, respectively. These payments were recorded as compensation expense in the accompanying consolidated statements of operations.

In September 2000, the board of directors adopted the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan was designed to enhance the Company's long-term profitability and stockholder value by aligning the interests of selected directors, officers, employees and consultants with the Company's performance targets. Effective October 18, 2000, an aggregate of 2,500,000 shares of common stock was initially reserved for issuance under 2000 Stock Incentive Plan. The aggregate number of shares of our common stock available for issuance under the 2000 Stock Incentive Plan will be increased at the first day of each calendar year beginning on January 1, 2001, by an amount equal to 2.5% of the total number of the Company's shares of common stock then outstanding. Options were granted at their estimated fair value and expire ten years from the date of grant. The options granted to management, directors, employees and consultants provide for graduated vesting, whereby options vest in 33% increments on the first, second and third anniversary of the date of grant.

Common stock option activity is as follows:

                                                              2000                      1999                    1998
                                                     -------------------------  -----------------------   ---------------------
                                                                    Weighted                  Weighted                Weighted
                                                                    average                   average                 average
                                                                    exercise                  exercise                exercise
Fixed Options                                          Shares        price        Shares       price      Shares       price
-------------                                        -----------   -----------  ----------   ----------  ---------   ----------
Outstanding at beginning of year                      1,172,596        $1.64       450,719   $    0.53           -   $        -
Granted                                                 889,038         4.12       755,961        2.25     497,488         0.53
Exercised                                                     -            -             -           -           -            -
Terminated                                              (27,985)        2.54       (34,084)       0.61     (46,769)        0.53
                                                     ----------    ---------    ----------   ---------   ---------   ----------
Outstanding at end of year                            2,033,649    $    2.70     1,172,596   $    1.64     450,719   $     0.53
                                                     ==========    =========    ==========   =========   =========   ==========

Options exercisable at year-end                         645,752    $    1.21        89,250   $    0.19           -   $        -

Weighted average fair value of options granted                     $    3.12                 $    0.37               $     0.13

The following table summarizes stock options outstanding at December 31, 2000:

                                                Options Outstanding                             Options Exercisable
---------------------------------------------------------------------------------------------------------------------------
                                                                                             Number
                                  Number                                                   exercisable
                              outstanding as      Weighted average         Weighted           as of           Weighted
     Range of Exercise        of December 31,       remaining              average         December 31,        average
          Prices                  2000           contractual life       exercise price        2000          exercise price
---------------------------------------------------------------------------------------------------------------------------
            $0.25                347,142              9.41                   $0.25          343,197           $  0.25
            $0.41                 25,641              9.41                   $0.41           14,792           $  0.41
            $0.47                458,258              7.09                   $0.47           33,282           $  0.47
            $0.53                  4,309              9.50                   $0.53                -           $     -
            $2.36                706,237              8.53                   $2.36          224,481           $  2.36
            $4.91                 88,610              9.93                   $4.91           30,000           $  4.91
            $7.60                 81,954              9.41                   $7.60                -           $     -
            $7.61                321,498              9.41                   $7.61                -           $     -
                              -----------        ----------             -----------        ---------        ----------
     $0.25 -  $7.61            2,033,649              8.60                   $2.70          645,752           $  1.21

The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for the 1998 and 2000 plans. Accordingly, no compensation cost was recognized for grants that were issued at fair market value. However, compensation cost was recognized for grants issued below fair market value.

Had compensation cost for the Company's plans been determined based on FAS 123, the Company's net income available to common stockholders for the years ended December 31, 2000, 1999 and 1998 would have been the pro forma amounts indicated below:

                                                                             2000          1999          1998
                                                                       ---------------   ----------   -----------
     Net income (loss) available to common stockholders:
       As reported                                                     $  (19,322,355)   $  164,350   $   195,146
       Pro forma                                                       $  (20,352,795)      100,435       183,086
     Basic earnings (loss) per share:
       As reported                                                     $        (1.49)   $     0.02   $      0.02
       Pro forma                                                       $        (1.57)   $     0.01   $      0.02
     Diluted earnings (loss) per share:
       As reported                                                     $        (1.49)   $     0.02   $      0.02
       Pro forma                                                       $        (1.57)   $     0.01   $      0.02

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions: no dividend yield, volatility of 90%, risk free interest rate of 5% and expected lives of between 4 and 6 years for 2000 option grants; no dividend yield, no volatility, risk free interest rate of 5.93% and expected lives of between 3 and 5 years for 1999 option grants; and no dividend yield, no volatility, risk-free interest rate of 4.64% and expected lives of 6 years for 1998 option grants.

14.  Net Income (Loss) Per Share

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted income (loss) per share of common stock for the years ended December 31, 2000, 1999 and 1998:

                                                                                    For the year ended December 31, 2000
                                                                           ------------------------------------------------------
                                                                                Loss               Shares            Per share
                                                                            (numerator)        (denominator)           amount
                                                                           ----------------   ----------------     --------------
Net loss                                                                    $  (5,511,455)
  Less accretion to redemption value of preferred stock                         1,137,119
  Less deemed dividend on redemption and conversion of preferred stock         12,673,781
                                                                           --------------
Common stock                                                                                       12,945,106
                                                                                                 ------------
Basic and dilutive loss per share
  Net loss available to common stockholders                                 $ (19,322,355)         12,945,106           $ (1.49)
                                                                                                                       ========

                                                                                     For the year ended December 31, 1999
                                                                          -------------------------------------------------------
                                                                               Income               Shares           Per share
                                                                            (numerator)         (denominator)          amount
                                                                          ----------------    -----------------   ---------------
Net income                                                                  $    1,070,360
  Less allocation of income to participating securities                            282,512
  Less accretion to redemption value of preferred stock                            623,498
                                                                            --------------
Class A common stock                                                                                 7,462,228
                                                                                                  ------------
Basic earnings per share
  Net income available to common stockholders                               $      164,350           7,462,228          $  0.02
                                                                                                                       ========
Effect of dilutive securities
  Add effect of allocation of income to participating securities                     1,825
                                                                            --------------
  Class B common stock options                                                                         230,191
  Class C common stock warrants                                                                        168,590
                                                                                                  ------------
Diluted earnings per share
  Net income available to common stockholders+assumed conversions           $      166,175           7,861,009          $  0.02
                                                                                                                       ========

                                                                                    For the year ended December 31, 1998
                                                                          -------------------------------------------------------
                                                                               Income              Shares            Per share
                                                                            (numerator)        (denominator)           amount
                                                                          ---------------     ----------------    ---------------
Net income                                                                    $ 319,649
  Less allocation of income to participating securities                         124,503
                                                                              ---------
Common stock                                                                                         7,462,228
  Add conversion of participating Class A preferred stock                                            4,234,068
                                                                                                  ------------
Basic earnings per share
  Net income available to common stockholders                                 $ 195,146             11,696,296          $  0.02
                                                                                                                       ========
Effect of dilutive securities
  Less dilutive effect of allocation of income to
    participating securities                                                      3,290
                                                                              ---------
  Class B common stock options                                                                         183,478
                                                                                                  ------------
Diluted earnings per share
  Net income available to common stockholders+assumed conversions             $ 191,856             11,879,774          $  0.02
                                                                                                                       ========

Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for all periods. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company (such as stock options).

Because the Company reported a net loss in fiscal 2000, the calculation of diluted earnings per share does not include common stock equivalents, as they are anti-dilutive. The shares of common stock potentially issuable upon the exercise of these instruments that were outstanding at December 31, 2000 were 2,037,594.

Amounts representing the accretion to the redemption value of Class A preferred stock have been deducted from net income (loss) in calculating per share amounts available to common stockholders. For 2000, $12,673,781 has been deducted from net loss in calculating per share amounts available to common stockholders as this amount represents the excess of the fair value of the consideration transferred to preferred stockholders over the recorded carrying value of the Class B 5% redeemable preferred stock and Class C convertible preferred stock which were redeemed for excess consideration of $11,264,572 and conversion of the Class D preferred stock to 201,887 shares of common stock for excess consideration of $1,409,209. Additionally, $0, $164,350 and $124,503 have been allocated to the Class C preferred stock for the years ended 2000, 1999 and 1998, respectively. For 2000 and 1999, $0 and $118,162 respectively, has been allocated to the Class A convertible preferred stock. These amounts have been allocated because the Class C preferred stockholder and the Class A convertible preferred stockholders participate with the common stockholders in any dividends declared by the Company. Amounts allocated are based upon the relative number of shares outstanding for each class of stock entitled to dividends to the total number of shares outstanding of all classes of stock entitled to dividends.

Warrants to purchase 157,788 shares of Class B common stock at $2.60 per share were outstanding during the second half of 1999, but were not included in the computation of earnings per share because their effect is anti-dilutive.

Options to purchase 709,844 shares of Class B common stock at $2.36 per share were outstanding at December 31, 1999, but were not included in the computation of earnings per share because their effect is anti-dilutive.

15.    Income Taxes

The components of income tax expense (benefit) are as follows:

                                                                               Years Ended December 31,
                                                                        -----------------------------------------
                                                                            2000           1999          1998
                                                                        -------------    ----------    ----------
Current:
  Federal                                                               $  (897,630)     $ 716,079     $  176,283
  State                                                                    (206,758)       168,580         40,829
                                                                        -----------      ---------     ----------
    Total current                                                        (1,104,388)       884,659        217,112
                                                                        -----------      ---------     ----------

Deferred:
  Federal                                                                  (651,083)       (11,005)       (13,055)
  State                                                                    (511,438)        (2,369)        (3,070)
                                                                        -----------      ---------     ----------
    Total deferred                                                       (1,162,521)       (13,374)       (16,125)
                                                                        -----------      ---------     ----------
Total income tax expense (benefit)                                      $(2,266,909)     $ 871,285     $  200,987
                                                                        ===========      =========     ==========

The Company has a taxable net operating loss of $2,615,030 at December 31, 2000. This net operating loss will be carried back to offset the taxable income generated in the previous two years. As a result of the net operating loss carryback, the Company recorded an income tax benefit of $1,104,388 in fiscal 2000.

The differences between the U.S. Federal income tax rate of 34% for the years ended December 31, 2000, 1999 and 1998 and the actual effective tax rates on earnings for the same periods resulted from the following:

                                                               2000      1999       1998
                                                            ---------  --------   --------
     U.S. Federal income tax rate                             (34.0)%     34.0%      34.0%
     Increase (decrease) in income taxes resulting from:
       State income taxes, net of U.S. Federal tax benefit     (6.1)       5.6        4.8
       Valuation of temporary differences                      (0.8)         -       (4.0)
       Amortization of nondeductible goodwill                   4.0          -          -
       Nondeductible increase in value of warrants              6.9          -          -
       Other, net                                               0.9        5.3        3.8
                                                            -------    -------    -------
          Effective tax rate                                  (29.1)%     44.9%      38.6%
                                                            =======    =======    =======


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows:

                                                                     2000           1999
                                                               --------------   -----------
     Deferred tax assets:
      Foreign tax credit carryforwards                         $            -   $    63,041
      Accrued vacation                                                      -        12,045
      State net operating loss carryforwards                            1,616             -
      Property and equipment                                           25,558             -
      Imputed interest                                                    588             -
      Deferred revenue                                                119,545             -
                                                               --------------   -----------
         Total deferred tax assets                                    147,307        75,086

     Valuation allowance                                                    -       (63,041)
                                                               --------------   -----------
     Net deferred tax assets                                          147,307        12,045

     Deferred tax liabilities:
      Property and equipment                                                -       (70,588)
      Accrued vacation                                                (20,483)            -
      Intangibles                                                 (11,659,895)            -
      Other                                                            (2,621)            -
                                                               --------------   -----------
         Total deferred tax liabilities                           (11,682,999)      (70,588)
                                                               --------------   -----------
     Net deferred tax liability                                $  (11,535,692)  $   (58,543)
                                                               ==============   ===========

A valuation allowance is provided only when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the Company's tax planning strategies, including the scheduled reversals of deferred tax liabilities, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax assets at December 31, 2000. The valuation allowance for deferred tax assets at December 31, 2000 and 1999 was $0 and $63,041, respectively. The net change in the total valuation allowance for the year ended December 31, 2000 was a decrease of $63,041.

16.  Benefit Plan

The Company sponsors a contribution savings and investment 401(k) plan in which employees meeting minimum service requirements are eligible to participate. Participants may contribute up to 15% of their compensation. For participant contributions on the first 6% of compensation, the Company contributed an amount equal to 50%, 20% and 20% of those contributions in 2000, 1999 and 1998, respectively. The Company's contributions to the plan were $210,066, $81,762 and $42,709, in 2000, 1999 and 1998, respectively.

17.  Commitments

(a) Leases
The Company leases office and laboratory facilities under operating leases that expire at various dates through September 2005. In addition, the Company is obligated under various capital leases for certain equipment.

Minimum annual payments under operating leases and the present value of future minimum capital lease payments at December 31, 2000 are as follows:

                                                                                           Capital
                                                                         Operating          Lease
                                                                          Leases         Obligations
          -------------------------------------------------------------------------------------------
          Year ending December 31,
          2001                                                          $ 1,103,962      $  220,621
          2002                                                              717,418         132,703
          2003                                                              602,509          35,206
          2004                                                              372,528           2,750
          2005                                                              174,275               -
                                                                        -----------      ----------

          Total                                                         $ 2,970,692         391,280
                                                                        ===========
          Less amount representing interest                                                  40,271
                                                                                         ----------
          Present value of minimum lease payments                                        $  351,009
                                                                                         ==========

Rent expense under operating leases amounted to $765,000, $562,000 and $348,000 in 2000, 1999 and 1998, respectively.

The following is a summary of capital lease obligations at December 31:

                                                                                               2000             1999
-----------------------------------------------------------------------------------------------------------------------
Capital lease obligation with monthly payments of $428 through May 2000;
     imputed interest rate of 8.52%                                                        $      -         $  1,666
Capital lease obligation with monthly payments of $481 through June 2000;
     imputed interest rate of 13.44%                                                              -            2,360
Capital lease obligation with monthly payments of $572 through July 2000;
     imputed interest rate of 13.32%                                                              -            3,344
Capital lease obligation with monthly payments of $486 through August 2000;
     imputed interest rate of 21%                                                             3,676            3,233
Capital lease obligation with monthly payments of $3,026 through June 2001;
     imputed interest rate of 11%                                                            17,576           54,571
Capital lease obligation with monthly payments of $2,985 through September
     2001; imputed interest rate of 10.65%                                                   23,274           54,523
Capital lease obligations with monthly payments ranging from $69 to $1,126
     through November 2001; imputed interest rates ranging from 11% to 21.77%                45,986            7,147
Capital lease obligations with monthly payments ranging from $526 to $2,864
     through April 2002; imputed interest rates ranging from 6% to 11%                       46,521           78,745
Capital lease obligation with monthly payments of $294 through December 2002;
     imputed interest rate of 6%                                                              2,224            5,028
Capital lease obligation with monthly payments of $6,836 through June 2003;
     imputed interest rate of 9%                                                            167,186          231,363
Capital lease obligations with monthly payments ranging from $917 to $1,132
     through February 2004; imputed interest rates ranging from 9% to 11%                    44,566           62,788
                                                                                           --------         --------
                                                                                            351,009          504,768
Less:
     Current portion of capital lease obligations                                           202,169          197,206
                                                                                           --------         --------
     Capital lease obligations, less current portion                                       $148,840         $307,562
                                                                                           ========         ========

(b) Building Construction

On March 7, 2000, the Company executed a construction contract with a general contractor to construct a 103,000 square foot facility in Woodridge, Illinois. Expenditures under this contract totaled $14.3 million during 2000. The Company expects to incur costs of $1.9 million to complete construction of the facility in 2001.

(c) Royalties

On July 1, 1999, the Company licensed certain technology from Advanced Life Sciences. Under the license, the Company is committed to royalty payments in the amount of 8% of the Company's contract revenues incorporating the licensed technology. Royalty payments under the license amounted to $11,160 and $12,387 for the years ended December 31, 2000 and 1999, respectively and are netted against milestone and intellectual property revenue in the accompanying consolidated statements of operations.

The Company has a royalty commitment to pay 50% of the net profit from the sale of certain software products. Included in cost of goods sold in 2000, 1999 and 1998 are $12,750, $800 and $0, respectively, related to this royalty which lasts in perpetuity.

The Company licenses certain technology platforms from a variety of third-party partners to provide contract research services. Under these agreements, the Company is committed to royalty payments based upon a percentage of the revenue derived using licensed technology. During 2000, there were no obligations incurred, nor cash paid under these license agreements.

18.  Supplemental Cash Flow Information

                                                                             For the Years Ended December 31,
                                                                  ----------------------------------------------------
                                                                       2000               1999              1998
                                                                  ----------------   ---------------    --------------
Supplemental disclosure of cash flow information:
      Interest paid                                               $    1,127,830     $     485,426      $    111,511
      Income tax payments                                                664,692           233,700            55,263
Supplemental disclosure of noncash investing and financing
 activities:
      Equipment acquired under capital lease                                   -           455,006           143,432
      Class A convertible preferred stock issued to
      stockholder under equity recapitalization                               -        10,012,000                 -
      Conversion of Class A convertible preferred stock
      into common stock                                               14,367,119                 -                 -
      Conversion of Class D preferred stock into common stock              4,000                 -                 -
The company purchased all of the capital stock of ThermoGen and
       Emerald for $41,727,229. Liabilities were assumed as
       follows:
      Fair value of assets acquired                                   43,568,698                 -                 -
      Class A common stock instruments issued for capital stock       41,355,144                 -                 -
      Cash paid                                                          372,085                 -                 -
      Liabilities assumed                                              1,841,470                 -                 -


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item, required by Item 401 of Regulation S-K, with respect to directors, is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2001, under the caption "Election of Directors" on pages 3 through 5, which information is hereby incorporated herein by reference. Certain information with respect to our executive officers is set forth in Part 1 herein, under the caption "Executive Officers of the Registrant."

The information required by this Item, required by Item 405 of Regulation S-K, is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2001, under the caption "Compliance with Section 16a of the Exchange Act" on page 18, which information is hereby incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item, required by Item 402 of Regulation S-K, is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2000, under the captions "Summary Compensation Table," "Option Grants in 2000," "Aggregated Option Exercises in 2000 and Option Values at December 31, 2000" and "Report of Board of Directors on Compensation," which information is hereby incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item, required by Item 403 of Regulation S-K, is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2000, under the caption "Securities Beneficially Owned by Principal Shareholders and Management," which information is hereby incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item, required by Item 404 of Regulation S-K, is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2000, under the caption "Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


   a)  1.  Financial Statements

           See "Part II, Item 8. Financial Statements and Supplementary Data" hereof.

       2.  Financial Statement Schedule and Auditors' Report

           Title                                                     Schedule
           -----                                                     --------
           Valuation and Qualifying Accounts and Reserves               II

           All schedules omitted are inapplicable or the information required is shown in "Part II, Item 8. Financial Statements and Supplementary Data" hereof.

       3. Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which is hereby incorporated herein by reference. Following is a list of management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K by Item 14(c) hereof:

             MCR Holdings, Inc. Incentive Compensation Plan, dated as of January 1, 1998 and subsequently amended.

             MediChem Life Sciences, Inc. 2000 Stock Incentive Plan, dated as of October 18, 2000.

             Employment Agreement between MediChem and each of Michael T. Flavin, John L. Flavin, Jeffrey A. Whitnell, David E. Zembower and Ze-Qi Xu.

   b)        Reports on Form 8-K:
             No reports on Form 8-K were filed during the last quarter ended December 31, 2000.

   c)        Exhibits:
             See Item 14(c)(3) above

   d)        Financial Statements and Schedules
             See Item 14(a)(2) above

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934 (the "Securities Act"), MediChem Life Sciences, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, in the State of Illinois on the 28th day of March, 2001.

                                MEDICHEM LIFE SCIENCES, INC.

                                By:   /S/ MICHAEL T. FLAVIN
                                   ------------------------------------------
                                   Name:   Michael T. Flavin
                                   Title:  Chairman of the Board of Directors
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Act, this report has been signed below by the following persons in the capacities and on the dates indicated.

          Signature                            Title                            Date
          ---------                            -----                            ----

  /s/  Michael T. Flavin           Chairman of the Board of Directors,
-----------------------------      President and Chief Executive Officer     March 28, 2001
       Michael T. Flavin

 /s/   John L. Flavin              Executive Vice President and Chief
-----------------------------      Operating Officer and Director            March 28, 2001
       John L. Flavin

 /s/   R. Richard Wieland, II      Executive Vice President and Chief
-----------------------------      Financial Officer                         March 28, 2001
       R. Richard Wieland, II

 /s/   Jeffrey A. Whitnell         Vice President of Finance and Treasurer   March 28, 2001
-----------------------------
       Jeffrey A. Whitnell

 /s/   Michael J. Cogan            Controller (Chief Accounting
-----------------------------      Officer)                                  March 28, 2001
       Michael J. Cogan

 /s/   David C. Demirjian          Vice President of Technology Strategy
-----------------------------      and Director                              March 28, 2001
       David C. Demirjian

 /s/   Darsh T. Wasan               Director                                 March 28, 2001
-----------------------------
       Darsh T. Wasan

 /s/   Robert D. Weist              Director                                 March 28, 2001
-----------------------------
       Robert D. Weist

 /s/   Bro. James Gaffney           Director                                 March 28, 2001
-----------------------------
       Bro. James Gaffney

 /s/   Peter R. Gates               Director                                 March 28, 2001
-----------------------------
       Peter R. Gates

/s/    Damion E. Wicker             Director                                 March 28, 2001
-----------------------------
       Damion E. Wicker

 /s/   W. Brett Ingersoll           Director                                 March 28, 2001
-----------------------------
       W. Brett Ingersoll

 /s/   Larry C. Hansen              Director                                 March 28, 2001
-----------------------------
       Larry C. Hansen

                         Independent Auditors' Report



The Board of Directors and Stockholders
MediChem Life Sciences, Inc.:

Under the date of March 1, 2001 we reported on the consolidated balance sheets of MediChem Life Sciences, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the annual report on From 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                 /s/ KPMG LLP

Chicago, Illinois
March 1, 2001

                              FINANCIAL SCHEDULE


SCHEDULE II

Valuation and Qualifying Accounts and Reserves

Allowance for Doubtful Accounts

                         Balance at
                        Beginning of         (1)             (2)          Balance at
          Year             Period         Additions       Deductions     End of Period
      ----------        ------------    --------------    ----------     -------------
         1998           $        -      $         -       $       -      $          -
         1999           $        -      $    13,980       $       -      $     13,980
         2000           $   13,980      $    23,172       $       -      $     37,152

      (1) Provision for bad debt.
      (2) Accounts receivable written off against the allowance.


Deferred Tax Asset Valuation Allowance

                         Balance at
                        Beginning of                         (1)          Balance at
          Year             Period         Additions       Deductions     End of Period
      ----------        ------------    --------------    ----------     -------------
         1998           $   84,354      $         -       $ (21,091)     $     63,263
         1999           $   63,263      $         -       $    (222)     $     63,041
         2000           $   63,041      $         -       $ (63,041)     $          -

(1) Valuation allowance is reduced as a result of the expiration of foreign tax credit carryforwards.

EXHIBIT INDEX

Exhibit
-------
No.                                  Description
---            -----------------------------------------------------------------
  2.1          Form of Agreement and Plan of Merger, among MediChem Life
               Sciences, Inc. and MCR Holdings, Inc. (incorporated by reference to Exhibit 2.1 to MediChem's Registration Statement on Form S-1
               dated June 16, 2000 (Registration No. 333-39548))

  3.1          Certificate of Incorporation of MediChem Life Sciences, Inc.*

  3.2          By-Laws of MediChem Life Sciences, Inc.*

  4.1 Specimen Certificate for MediChem Life Sciences, Inc.'s common stock (incorporated by reference to Exhibit 4.1 to MediChem's
               Amendment No. 3 to Registration Statement on Form S-1 dated
               October 13, 2000 (Registration No. 333-39548))

  4.2 Registration Rights Agreement between MCR Holdings, Inc. and the stockholders named therein, dated as of June 14, 1999
               (incorporated by reference to Exhibit 4.2 to MediChem's
               Registration Statement on Form S-1 dated June 16, 2000
               (Registration No. 333-39548))

  10.1         MCR Holdings, Inc. Incentive Compensation Plan, dated as of
               January 1, 1998 and subsequently amended (incorporated by reference to Exhibit 10.1 to MediChem's Registration Statement on
               Form S-1 dated June 16, 2000 (Registration No. 333-39548))

  10.2 Form of MediChem Life Sciences, Inc. 2000 Stock Incentive Plan, dated as of October 18, 2000 (incorporated by reference to Exhibit 10.2 to MediChem's Amendment No. 3 to Registration
               Statement on Form S-1 dated October 13, 2000 (Registration No.
               333-39548))

  10.3         Employment Agreement between MediChem and each of Michael T.
               Flavin, John L. Flavin, Jeffrey A. Whitnell, David E. Zembower and Ze-Qi Xu (incorporated by reference to Exhibit 10.3 to MediChem's Registration Statement on Form S-1 dated June 16, 2000
               (Registration No. 333-39548))

  10.4 Joint Venture Agreement dated as of December 21, 1996, by and between MediChem Research, Inc. and Craun Research Sendirian
               Berhad, a company incorporated in Sarawak, Malaysia (incorporated by reference to Exhibit 10.4 to MediChem's Registration Statement on Form S-1 dated June 16, 2000 (Registration No. 333-39548))

  10.6 Agreement and Plan of Merger dated as of May 12, 2000, by and among ThermoGen, Inc., MCR Holdings, Inc., MCR Acquisition Corp.
               and the shareholders named therein (incorporated by reference to Exhibit 10.7 to MediChem's Registration Statement on Form S-1
               dated June 16, 2000 (Registration No. 333-39548))

  10.7         Stock Purchase Agreement dated as of May 12, 2000, by and between
               Emerald BioStructures, Inc. and MCR Holdings, Inc. (incorporated by reference to Exhibit 10.8 to MediChem's Registration Statement on Form S-1 dated June 16, 2000 (Registration No. 333-39548))

  10.8         Lease Agreements between MCR Holdings, Inc. and High Hopes, Inc.
               (for property located in Lemont, Illinois) (incorporated by reference to Exhibit 10.9 to MediChem's Registration Statement on
               Form S-1 dated June 16, 2000 (Registration No. 333-39548))

  10.9         Lease Agreement between MCR Holdings, Inc. and The Institute of
               Gas Technology, dated October 1, 1997 (for property located in
               Des Plaines, Illinois) (incorporated by reference to Exhibit
               10.10 to MediChem's Registration Statement on Form S-1 dated June
               16, 2000 (Registration No. 333-39548))

  10.10        Agreement of Purchase and Sale between MCR Holdings, Inc. and
               Catellus Development Corporation, dated as of November 12, 1998 and most recently amended on April 12, 1999 (incorporated by reference to Exhibit 10.11 to MediChem's Registration Statement on Form S-1 dated June 16, 2000 (Registration No. 333-39548))

  10.11        Construction Agreement between MCR Holdings, Inc. and Walsh
               Construction Company, dated August 11, 1999 (incorporated by reference to Exhibit 10.12 to MediChem's Amendment No. 1 to
               Registration Statement on Form S-1 dated August 28, 2000
               (Registration No. 333-39548))

  10.12        License Agreement between MediChem Research, Inc. and Regis
               Technologies, dated August 6, 1999 (incorporated by reference to
               Exhibit 10.13 to MediChem's Registration Statement on Form S-1
               dated June 16, 2000 (Registration No. 333-39548))

  10.13        License Agreement between MediChem Research, Inc. and Advanced
               Life Sciences, Inc., dated May 18, 2000 (incorporated by reference to Exhibit 10.14 to MediChem's Registration Statement on Form S-1 dated June 16, 2000 (Registration No. 333-39548))

  10.14        License Agreement between MediChem Research, Inc. and Advanced
               Life Sciences, Inc. dated May 4, 2000 (incorporated by reference to Exhibit 10.15 to MediChem's Registration Statement on Form S-1
               dated June 16, 2000 (Registration No. 333-39548))

  10.15        Master Laboratory Services Agreement between MediChem Research,
               Inc. and Advanced Life Sciences, Inc., dated March 22, 1999
               (incorporated by reference to Exhibit 10.16 to MediChem's
               Registration Statement on Form S-1 dated June 16, 2000
               (Registration No. 333-39548))

  10.16        Agreement between MediChem Research, Inc. and Advanced Life
               Sciences, Inc., dated August 31, 1999, related to the License
               Agreement with Regis Technologies (incorporated by reference to Exhibit 10.17 to MediChem's Registration Statement on Form S-1
               dated June 16, 2000 (Registration No. 333-39548))

  21.1         Subsidiaries of the Company*

  23.1         Consent of KPMG LLP*


     ___________________
     *filed herewith.