Form 10-Q
period 2001-03-31
MEDICHEM LIFE SCIENCES INC
filed 2001-05-07
CIK 1115512

============================================================================
                                United States
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549


                                  FORM 10-Q

 (Mark One)
   [ X ]  QUARTERLY REPORT FOR THE PERIOD ENDED  MARCH 31,  2001  PURSUANT TO
          SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                        Commission file number 0-31781

                         MediChem Life Sciences, Inc.
            (Exact name of registrant as specified in its charter)

           Delaware                                       36-3518660
  -------------------------------                      ----------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

   2501 Davey Rd., Woodridge, Illinois                       60517
 ----------------------------------------                 ----------
 (Address of principal executive offices)                 (Zip Code)

                                (630) 783-4600
                                --------------
             (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.   Yes  X   No __


 As of May 2, 2001, 26,511,015 shares of the Common Stock, $.01 par value, of the registrant were outstanding.

 ============================================================================
                      Website is:  http://www.medichem.com

                MEDICHEM LIFE SCIENCES, INC. AND SUBSIDIARIES
                                  FORM 10-Q
                                    INDEX
                       For Quarter Ended March 31, 2001

                                                                       Page
    Part I.    Financial Information                                   ----

      Item 1.  Financial Statements
               Condensed Consolidated Balance Sheets                     2
               Condensed Consolidated Statements of Operations           3
               Condensed Consolidated Statements of Cash Flows           4
               Notes to Condensed Consolidated Financial Statements      5

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       8

      Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk                                              11

    Part II.   Other Information

      Item 6.  Exhibits and Reports Filed on Form 8-K                   11

    Signatures                                                          12

 PART I. FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                MediChem Life Sciences, Inc. and Subsidiaries
                    Condensed Consolidated Balance Sheets

                                                            March 31,          December 31,
                                                              2001                 2000
                Assets                                    (Unaudited)
                                                          ------------         ------------
 Current assets:
  Cash and cash equivalents                              $   7,056,356        $  12,812,294
  Accounts receivable, net                                   2,812,545            2,437,234
  Accounts receivable - related party                        2,323,444              729,465
  Investments, available-for-sale securities                 6,454,335            8,464,948
  Prepaid assets                                               671,350              623,424
  Deferred taxes                                               100,678              100,678
  Other current assets                                       1,425,440            1,349,968
                                                          ------------         ------------
        Total current assets                                20,844,148           26,518,011

 Property and equipment, net                                27,263,059           25,632,716
 Intangibles, net                                           29,305,219           30,148,437
 Goodwill, net                                              22,413,246           22,808,774
 Deferred taxes                                                788,353                    -
 Other assets                                                  211,396              196,122
                                                          ------------         ------------
        Total assets                                     $ 100,825,421        $ 105,304,060
                                                          ============         ============
        Liabilities and Stockholders' Equity
 Current liabilities:
  Current portion of debt and capital lease obligations  $     600,254        $     247,704
  Accounts payable                                           1,614,959            2,254,930
  Accrued expenses                                           1,328,565            3,835,619
  Deferred revenue                                           1,507,185            1,883,349
                                                          ------------         ------------
        Total current liabilities                            5,050,963            8,221,602

 Long-term debt                                             11,819,803           10,702,411
 Capital lease obligations, less current portion               145,434              148,840
 Deferred taxes                                             11,303,300           11,636,370
                                                          ------------         ------------
        Total liabilities                                   28,319,500           30,709,223

 Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized, none issued and outstanding
    at March 31, 2001 and December 31, 2000                          -                    -
  Common stock, $.01 par value, 100,000,000 shares
    authorized, 26,511,028 shares issued and outstanding
    at March 31, 2001; 26,510,042 shares issued and
    outstanding at December 31, 2000                           265,110              265,100
  Additional paid-in capital                                89,764,941           89,711,354
  Deferred compensation                                       (180,263)            (142,909)
  Accumulated deficit                                      (17,351,045)         (15,237,893)
  Accumulated other comprehensive income (loss)                  7,178                 (815)
                                                          ------------         ------------
        Total stockholders' equity                          72,505,921           74,594,837
                                                          ------------         ------------
        Total liabilities and stockholders' equity       $ 100,825,421        $ 105,304,060
                                                          ============         ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 MediChem Life Sciences, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                 (Unaudited)
                                                                   Three-month period
                                                                     ended March 31,
                                                              ----------------------------
                                                                  2001             2000
                                                              -----------      -----------
 Contract Revenue:
  Contract revenue                                           $  3,702,735     $  3,434,073
  Contract revenue-related party                                2,252,416          707,709
                                                              -----------      -----------
 Total contract revenue                                         5,955,151        4,141,782

 Contract service costs:
  Contract service costs                                        2,578,162        1,847,474
  Contract service costs-related party                            635,907          303,800
                                                              -----------      -----------
 Total contract service costs                                   3,214,069        2,151,274

 Gross profit                                                   2,741,082        1,990,508

  Milestone and intellectual property revenue, net                189,179                -
  Milestone and intellectual property
    revenue-related party, net                                          -          350,000
                                                              -----------      -----------
 Total milestone and intellectual property revenue, net           189,179          350,000

 Operating expenses:
  Selling, general and administrative                           4,565,375        1,842,735
  Depreciation and amortization                                 1,841,331          260,228
                                                              -----------      -----------
 Total operating expenses                                       6,406,706        2,102,963

 Income (loss) from operations                                 (3,476,445)         237,545

 Other income (expense):
  Interest expense                                                (19,753)        (180,409)
  Interest income                                                 261,623           39,324
  Change in value of redeemable stock warrants                          -       (1,905,487)
                                                              -----------      -----------
 Total other income (expense)                                     241,870       (2,046,572)
                                                              -----------      -----------

 Loss before income taxes                                      (3,234,575)      (1,809,027)
 Provision (benefit) for income taxes                          (1,121,423)          38,102
                                                              -----------      -----------
 Net loss                                                      (2,113,152)      (1,847,129)
   Less:
      Accretion to redemption value of preferred stock                  -          323,220
                                                              -----------      -----------
      Net loss available to common stockholders              $ (2,113,152)    $ (2,170,349)
                                                              ===========      ===========
 Per share data - basic and diluted:
      Net loss available to common stockholders              $      (0.08)    $      (0.29)
                                                              ===========      ===========
      Pro forma net loss available to common stockholders                     $      (0.16)
                                                                               ===========
      Weighted average number of common shares outstanding     26,510,414        7,462,228
                                                              ===========      ===========
      Pro forma weighted average number of common shares
        outstanding                                                             13,813,349
                                                                               ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                 MediChem Life Sciences, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                  Three-month period
                                                                    ended March 31,
                                                             ----------------------------
                                                                 2001             2000
                                                             -----------      -----------

 Cash flows from operating activities:
   Net loss                                                 $ (2,113,152)    $ (1,847,129)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                           1,846,408          260,228
       Bad debt expense                                            4,373          (10,615)
       Deferred taxes                                         (1,121,423)               -
       Redeemable stock warrant appreciation                           -        1,905,487
       Noncash compensation expense                               15,839                -
       Noncash interest expense                                        -           19,756
       Changes in assets and liabilities:
         Accounts receivable                                  (1,973,663)        (492,452)
         Prepaid and other current assets                       (123,398)         (28,154)
         Other assets                                            (24,724)        (102,656)
         Accounts payable                                       (639,971)        (105,997)
         Accrued expenses                                     (2,507,054)        (296,310)
         Other liabilities                                      (376,164)        (446,222)
                                                             -----------      -----------
 Net cash used in operating activities                        (7,012,929)      (1,144,064)
                                                             -----------      -----------
 Cash flows from investing activities:
   Capital expenditures                                       (2,175,817)      (2,295,869)
   Proceeds from the sale of securities                        2,018,606                -
                                                             -----------      -----------
 Net cash used in investing activities                          (157,211)      (2,295,869)
                                                             -----------      -----------
 Cash flows from financing activities:
   Net borrowings under revolving line of credit                       -        1,000,000
   Proceeds from the issuance of loans payable                 1,481,246                -
   Repayment of loans payable                                    (11,074)         (10,478)
   Repayment of capital lease obligations                        (56,374)         (50,912)
   Repayment of debt to stockholder                                    -       (3,000,000)
   Proceeds from options exercised                                   404                -
                                                             -----------      -----------
 Net  cash provided by (used in) financing activities          1,414,202       (2,061,390)
                                                             -----------      -----------
 Net decrease in cash and cash equivalents                    (5,755,938)      (5,501,323)

 Cash and cash equivalents at beginning of period             12,812,294        8,164,730
                                                             -----------      -----------
 Cash and cash equivalents at end of period                 $  7,056,356     $  2,663,407
                                                             ===========      ===========
 Supplemental disclosure of cash flow information:
   Interest paid                                            $    241,690     $    206,600
   Income taxes paid                                        $          -     $          -

 Supplemental disclosure of noncash investing activities:
   Equipment acquired under capital lease                   $     52,738     $          -


The accompanying notes are an integral part of these condensed consolidated financial statements.


               MEDICHEM LIFE SCIENCES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

 (1)  Basis of Presentation

 The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and applicable Securities and Exchange Commission regulations for interim financial statements. These financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements presented contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

 (2)  Reclassifications

 Certain  amounts  in  previously  issued  financial  statements  have   been
 reclassified to conform to the current year's presentation.

 (3) Business Combinations

 On May 31, 2000, we acquired all the outstanding common stock of ThermoGen, Inc. and Emerald BioStructures, Inc. The acquisitions were accounted for using the purchase method of accounting.

 The following unaudited pro forma financial information for the three months ended March 31, 2000 presents combined results of operations of the Company as if ThermoGen and Emerald BioStructures had been acquired on January 1, 2000. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisitions been consummated at the beginning of the period presented.

     Total contract revenue                        $    4,846,915
     Net loss available to common stockholders     $   (3,514,618)
     Per share net loss available to common
       stockholders - basic and diluted            $        (0.28)


 (4) Related Party Transactions

 On February 22, 2001, the Company entered into a contract with Advanced Life Sciences, Inc. to produce and deliver a certain compound for $1.1 million. Advanced Life Sciences, Inc. is an early stage drug development company owned by MediChem's Chairman, CEO and principal stockholder. The price for producing the compound approximates the fee that would be charged by a third-party chemistry service provider, and the compound was delivered in March 2001. The payment terms are ninety days from the delivery date.

 (5) Debt

 The Company has a $12,000,000 construction loan related to its recently completed Woodridge, Illinois facility. The loan has a limited unsecured principal guaranty from the Company's Chairman and CEO in the amount of $3,000,000. Interest is payable monthly at the floating prime rate, which was 8.0% at March 31, 2001. Following payment of all invoices relating to the facility and obtaining the certificate of occupancy, the Company plans to convert this loan into a 5-year mortgage loan amortized over 20 years, with interest at an index interest rate plus 225 basis points, pursuant to a binding credit arrangement provided by the same financial institution. At March 31, 2001, $11,815,371 was outstanding under the construction loan. This borrowing has been classified as a non-current liability as the Company has the intent and ability to refinance this amount on a long-term basis.

 On January 29, 2001, the Company entered into a $352,000 three-month note. This note is due on April 29, 2001 and bears interest at the floating 30 day LIBOR rate.

 (6) Net Loss Per Share

 The following table summarizes the calculations for net loss per share:

                                        For the three-month period ended
                                                March 31, 2001
                                   ------------------------------------------
                                                    Average
                                   Income (loss)     shares         Per share
                                    (numerator)   (denominator)       amount
                                    -----------    -----------        ------
 Net loss                          $ (2,113,152)

 Common stock outstanding                           26,510,414
                                                   -----------
 Basic and diluted loss per share:
   Net loss available
     to common stockholders        $ (2,113,152)    26,510,414       $ (0.08)
                                    ===========    ===========        ======


                                        For the three-month period ended
                                                March 31, 2000
                                   ------------------------------------------
                                                    Average
                                   Income (loss)     shares         Per share
                                    (numerator)   (denominator)       amount
                                    -----------    -----------        ------
 Net loss                          $ (1,847,129)
   Less accretion to redemption
     value of preferred stock           323,220
                                    -----------
 Class A common stock outstanding                    7,462,228
                                                    ----------
Basic and diluted loss per share:
  Net loss available
    to common stockholders         $ (2,170,349)     7,462,228       $ (0.29)
                                    ===========    ===========        ======


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

 In accordance with SFAS No. 128, basic and diluted net earnings (loss) per share have been computed using the weighted-average number of shares of common stock outstanding during the period. Pro forma basic and diluted net earnings (loss) per common share, as presented in the condensed consolidated statements of operations, has been computed for the three-month period ended March 31, 2000 as described above, and also gives effect to the conversion of the Company's Class A preferred stock which automatically converted to common stock immediately prior to the completion of the Company's initial public offering on October 26, 2000 (using the "as if converted" method) from the original date of issuance.

 (7) Comprehensive Income (Loss)

 The following table presents the components of the Company's comprehensive income (loss) for the three-months ended March 31, 2001:

     Net (loss)                                              $ (2,113,152)

     Other comprehensive income
        Unrealized gain on available-for-sale securities            7,993
                                                              -----------
     Total comprehensive (loss)                              $ (2,105,159)
                                                              ===========

 (8) Subsequent Events

 On April 25, 2001, the Company modified the terms of an operating lease for certain furniture and fixtures. This modification resulted in the reclassification of the lease to a capital lease. The present value of the minimum lease payments is $ 1.1 million under the new lease terms, and the interest rate implicit in the lease is 8%. As a result a capital asset and long-term obligation will be established for $1.1 million. The term of this lease is 60 months from the date of modification.


            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

 OVERVIEW

 Founded in 1987, we believe we were the first independent chemistry company to offer a broad array of discovery-related medicinal chemistry services to pharmaceutical and biotechnology customers. From a company focused exclusively on medicinal chemistry services, we have evolved into a full-service drug discovery technology and services company. Our development of strong relationships with pharmaceutical companies by initially providing basic medicinal chemistry services helped us to identify their unmet needs in the later stages of the drug discovery process. In response, we expanded our service offerings to include process development, analytical and separations chemistry and chemical synthesis and scale up. To capitalize on recent advances in genomics, we have acquired and developed technology and services in early-stage proteomics, combinatorial chemistry and biocatalysis.

 RECENT ACQUISITIONS

 On May 31, 2000, we acquired all the outstanding common stock of ThermoGen, Inc. and Emerald BioStructures, Inc. The acquisitions were accounted for using the purchase method of accounting and our results of operations included the results of ThermoGen and Emerald BioStructures since the date of acquisition. We issued approximately 5.0 million shares of our Class A common stock in exchange for the outstanding shares of ThermoGen and Emerald BioStructures. The purchases resulted in approximately $55.7 million of goodwill and intangibles.

 INITIAL PUBLIC OFFERING

 On October 31, 2000, we completed our initial public offering of 7,360,000 shares of common stock (which included 960,000 over-allotment shares) at a public offering price of $7.00 per share. We received net proceeds of $45.3 million. We used $9.7 million of the net proceeds to repay in full and terminate our credit facility, $11.5 million for the mandatory redemption of outstanding preferred stock, $2.1 million for the optional redemption of outstanding warrants, $1.6 million for general corporate purposes, $1.5 million to repay a note payable to a stockholder and $0.4 million to repay outstanding shareholder loans arising from the acquisition of ThermoGen, Inc.


 RESULTS OF OPERATIONS

 Three-month period ended March 31, 2001 compared with the three-month period ended March 31, 2000

 Contract revenue
 Total contract revenue including related party increased 44% to $6.0 million for the three-month period ended March 31, 2001, from $4.1 million for the three-month period ended March 31, 2000. Of this increase, $0.7 million was due to revenue generated from the May 2000 acquisitions, while the remainder of the increase is due to general sales growth.

 Contract revenue excluding related party increased 8% to $3.7 million for the three-month period ended March 31, 2001, from $3.4 million for the three-month period ended March 31, 2000. Increased contract revenue excluding related party was achieved from higher volume in our service offerings for molecular biology, biocatalysis and SBIR grants. Contract revenue-related party increased 218% to $2.3 million for the three-month period ended March 31, 2001, from $0.7 million for the three-month period ended March 31, 2000. The increase in contract revenue-related party was achieved from a chemical synthesis and scale up project with Advanced Life Sciences.

 Gross profit
 Gross profit from total contract revenue increased 38% to $2.7 million for the three-month period ended March 31, 2001, from $2.0 million for the three-month period ended March 31, 2000. Gross profit excluding related party decreased 29% to $1.1 million for the three-month period ended March 31, 2001, from $1.6 million for the three-month period ended March 31, 2000. Related party gross profit increased 300% to $1.6 million for the three-month period ended March 31, 2001, from $0.4 million for the three-month period ended March 31, 2000.

 Gross profit as a percent of total contract revenue decreased to 46% for the three-month period ended March 31, 2001, from 48% for the three-month period ended March 31, 2000. Gross profit excluding related party as a percent of contract revenue decreased to 30% for the three-month period ended March 31, 2001, from 46% for the three-month period ended March 31, 2000. A softening in customer demand for our traditionally strong chemical synthesis and scale up services resulted in lower utilization of scientific staff. The lower utilization is a result of new hires in scientific staff to meet the needs associated with planned revenue growth. Since the scientific staff represents a fixed cost to the Company, utilization varies with changes in contract service revenue volume. Related party gross profit increased to 72% of related party contract revenue for the three-month period ended March 31, 2001, from 57% for the three-month period ended March 31, 2000. This increase is attributed to a chemical synthesis and scale up project with Advanced Life Sciences.

 Milestone and intellectual property revenue
 Milestone and intellectual property revenue decreased 46% to $189,000 for the three-month period ended March 31, 2001, from $350,000 for the three-month period ended March 31, 2000. The entire milestone revenue amount represented third party activity and resulted from the achievement of contract milestones with Degussa.

 Operating expenses
 Selling, general and administrative expenses increased 148% to $4.6 million for the three-month period ended March 31, 2001, from $1.8 million for the three-month period ended March 31, 2000. As a percentage of total contract revenues, selling, general and administrative expenses increased 33 percentage points to 77% for the three-month period ended March 31, 2001, from 44% for the three-month period ended March 31, 2000. The increase in selling, general and administrative expenses was due primarily to additional sales offices and an increase in marketing personnel to support our expanding customer base, an increase in facility costs associated with the development of our Woodridge Discovery Center and integration efforts relating to the ThermoGen and Emerald BioStructures acquisitions.

 Depreciation and amortization expenses increased to $1.8 million for the three-month period ended March 31, 2001, from $260,000 for the three-month period ended March 31, 2000. The increase was due to higher depreciation expense associated with facilities expansion and $1.2 million of amortization expense resulting from intangible assets acquired in the ThermoGen and Emerald BioStructures acquisitions.

 Other expenses, net
 Interest income increased to $262,000 in the three-month period ended March 31, 2001, from $39,000 in the three-month period ended March 31, 2000. This increase is due primarily to interest earned on the available-for-sale securities purchased with proceeds received from our October 2000 initial public offering.

 Interest expense decreased to $20,000 for the three-month period ended March 31, 2001, from $180,000 for the three-month period ended March 31, 2000. The interest expense for the period ended March 31, 2000 was primarily the result of interest on the $15 million credit facility and the $5 million term loan. This debt was repaid with a portion of the net proceeds from the initial public offering. Interest paid on the Woodridge facility construction loan was capitalized until March 2001. In the second quarter of 2001, we will convert the loan into a mortgage loan and incur approximately $1.1 million per year in interest expense.

 Income taxes
 An income tax benefit of $1.1 million was recognized in the three-month period ended March 31, 2001 compared to a tax expense of $38,000 for the three-month period ended March 31, 2000. The tax benefit was recognized as a result of a net operating loss and temporary differences arising from the amortization of intangible assets of approximately $788,000 and $333,000, respectively. The net taxable losses generated this year can be used to offset future taxable income for a period of 20 years. The Company believes it is more likely than not that it will be able to utilize the net operating loss carry forward when operations become profitable in future years.

 LIQUIDITY AND CAPITAL RESOURCES

 We have historically funded our business through cash flows from operations, proceeds from borrowings and the issuance of preferred stock and public common stock. During the three-month period ended March 31, 2001 and the year ended December 31, 2000, we generated/(used) ($7.0) million and $1.0 million, respectively, in cash flows from operations.

 During the three-month period ended March 31, 2001 and the year ended December 31, 2000, total capital expenditures were $2.2 million and $20.3 million, respectively. Capital expenditures were incurred predominantly in connection with the construction of our Woodridge facilities.

 In April 1999, we began to develop a 14-acre site in Woodridge, Illinois for the construction of a new 100,000 square foot headquarters and discovery laboratories center. This facility is estimated to cost $18.5 million for construction and an additional $5.0 million for laboratory instrumentation, software, furniture and equipment upgrades. A total of $22.1 million of the estimated total costs of our new facility had been incurred through March 31, 2001. In May 2000, we received an 18-month construction loan in the amount of $12.0 million to finance the project. Following the payment of all invoices related to the project and obtaining the certificate of occupancy, we anticipate entering into a mortgage loan as a more permanent form of financing for our facility. The new facility came into operation in the first quarter of 2001. The new offices and laboratories have been developed with the capability of being expanded by an additional 100,000 square feet.

 Working capital was $15.8 million at March 31, 2001, compared to $18.3 million at December 31, 2000. The decrease in working capital at March 31, 2001, was primarily due to a reduction of accounts payable and accrued expenses and an increase in accounts receivable.

 We believe that the net proceeds from our initial public offering, together with cash expected to be generated from operations and borrowings under the mortgage loan, will be sufficient to fund our anticipated working capital needs and capital expenditures, other than financing necessary to complete future acquisitions, if any, for at least the next 12 to 15 months. Future acquisitions, if any, could be funded with the remaining net proceeds of the offering and/or the issuance of debt or equity securities. There can be no assurance that attractive acquisition opportunities will be available to us or will be available at prices and upon such other terms that are attractive to us. We regularly evaluate potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. As a general rule, we will publicly announce such acquisitions only after a definitive purchase agreement has been signed. In addition, in order to meet our long-term liquidity needs or consummate future acquisitions, we may incur additional indebtedness or issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to us or at all. Our failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods.

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


                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits.
           None

      (b)  Reports on Form 8-K
           None

                                  SIGNATURES


 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         MEDICHEM LIFE SCIENCES, INC.


                    By:  /s/ R. Richard Wieland
                       ------------------------------
                              R. Richard Wieland
                         Executive Vice President and
                           Chief Financial Officer


                    By:  /s/ Michael J. Cogan
                       ------------------------------
                               Michael J. Cogan
                                Controller and
                           Chief Accounting Officer

 Date:  May 7, 2001