Form 10-Q
period 2001-06-30
MEDICHEM LIFE SCIENCES INC
filed 2001-08-14
CIK 1115512

============================================================================
                                United States
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549


                                  FORM 10-Q


 (Mark One)
   [ X ]  QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2001 PURSUANT TO
          SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

 As of August 6, 2001, 26,593,397 shares of the Common Stock, $.01 par value, of the registrant were outstanding.

 ============================================================================
                      Website is:  http://www.medichem.com

                MEDICHEM LIFE SCIENCES, INC. AND SUBSIDIARIES
                                  FORM 10-Q
                                    INDEX
                       For Quarter Ended June 30, 2001


                                                                       Page
    Part I.    Financial Information                                   ----

      Item 1.  Financial Statements
                   Condensed Consolidated Balance Sheets                 2
                   Condensed Consolidated Statements of Operations       3
                   Condensed Consolidated Statements of Cash Flows       4
                   Notes to Condensed Consolidated Financial Statements  5

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       9

      Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk                                              14

    Part II.   Other Information

      Item 4.  Submission of Matters to a Vote of Security Holders      15

      Item 6.  Exhibits and Reports on Form 8-K                         15

    Signatures                                                          16

 PART I.  FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS


                 MediChem Life Sciences, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets

                                                            June 30,           December 31,
                                                             2001                 2000
                                                          ------------         ------------
                     Assets                               (Unaudited)
 Current assets:
    Cash and cash equivalents                            $   4,354,321        $  12,812,294
    Accounts receivable, net                                 2,885,966            2,437,234
    Accounts receivable - related party                      1,982,007              729,465
    Investments, available-for-sale securities               6,455,151            8,464,948
    Prepaid assets                                             598,032              623,424
    Deferred taxes                                             100,678              100,678
    Other current assets                                       309,172            1,349,968
                                                          ------------         ------------
        Total current assets                                16,685,327           26,518,011

 Property and equipment, net                                28,716,659           25,632,716
 Intangibles, net                                           28,533,285           30,208,940
 Goodwill, net                                              22,017,719           22,808,774
 Deferred taxes                                              1,981,327                    -
 Other assets                                                  211,068              135,619
                                                          ------------         ------------
        Total assets                                     $  98,145,385        $ 105,304,060
                                                          ============         ============

 Liabilities and Stockholders' Equity
 Current liabilities:
    Current portion of debt and capital
      lease obligations                                  $   1,227,665        $     247,704
    Accounts payable                                         1,410,671            2,254,930
    Accrued expenses                                         1,774,947            3,835,619
    Deferred revenue                                           600,694            1,883,349
                                                          ------------         ------------
        Total current liabilities                            5,013,977            8,221,602

 Long-term debt                                             12,164,348           10,702,411
 Capital lease obligations, less current portion             1,061,866              148,840
 Deferred taxes                                             10,962,676           11,636,370
                                                          ------------         ------------
        Total liabilities                                   29,202,867           30,709,223

 Stockholders' equity:
    Preferred stock, $.01 par value; 10,000,000 shares
      authorized, none issued and outstanding
      at June 30, 2001 and December 31, 2000                         -                    -
    Common stock, $.01 par value, 100,000,000 shares
      authorized, 26,562,197 shares issued and outstanding
      at June 30, 2001; 26,510,042 shares issued and
      outstanding at December 31, 2000                         265,622              265,100
    Additional paid-in capital                              89,779,277           89,711,354
    Deferred compensation                                     (159,460)            (142,909)
    Accumulated deficit                                    (20,941,952)         (15,237,893)
    Accumulated other comprehensive loss                          (969)                (815)
                                                          ------------         ------------
        Total stockholders' equity                          68,942,518           74,594,837
                                                          ------------         ------------
        Total liabilities and stockholders' equity       $  98,145,385        $ 105,304,060
                                                          ============         ============

 The accompanying notes are an integral part of these condensed consolidated financial statements.


                MediChem Life Sciences, Inc. and Subsidiaries
               Condensed Consolidated Statements of Operations
                                 (Unaudited)

                                                                  Three-month period          Six-month period
                                                                    ended June 30,             ended June 30,
                                                              -------------------------   -------------------------
                                                                  2001          2000          2001          2000
                                                              -----------   -----------   -----------   -----------
 Contract Revenue:
  Contract revenue                                           $  4,343,968  $  4,099,872  $  8,046,703  $  7,533,945
  Contract revenue-related party                                  472,135       648,776     2,724,551     1,356,485
                                                              -----------   -----------   -----------   -----------
 Total contract revenue                                         4,816,103     4,748,648    10,771,254     8,890,430

 Contract service costs:
  Contract service costs                                        2,901,616     2,001,105     5,418,921     3,848,579
  Contract service costs-related party                            288,887       295,607       924,794       599,407
                                                              -----------   -----------   -----------   -----------
 Total contract service costs                                   3,190,503     2,296,712     6,343,715     4,447,986

 Gross profit                                                   1,625,600     2,451,936     4,427,539     4,442,444

  Milestone and intellectual property revenue, net                188,346       222,000       377,525       222,000
  Milestone and intellectual property revenue-related
    party, net                                                          -             -             -       350,000
                                                              -----------   -----------   -----------   -----------
 Total milestone and intellectual property revenue, net           188,346       222,000       377,525       572,000

 Operating expenses:
  Selling, general and administrative                           4,107,673     2,285,436     8,322,175     4,128,171
  Research and development                                        462,044             -       868,697             -
  Depreciation and amortization                                 1,977,129       728,968     3,823,537       989,196
                                                              -----------   -----------   -----------   -----------
 Total operating expenses                                       6,546,846     3,014,404    13,014,409     5,117,367

 Loss from operations                                          (4,732,900)     (340,468)   (8,209,345)     (102,923)

 Other income (expense):
  Interest expense                                               (319,667)     (294,791)     (339,420)     (475,200)
  Interest income                                                 154,995        78,590       416,618       117,914
  Loss on disposal of asset                                       (22,266)            -       (22,266)            -
  Change in value of redeemable stock warrants                          -             -             -    (1,905,487)
                                                              -----------   -----------   -----------   -----------
 Total other income (expense)                                    (186,938)     (216,201)       54,932    (2,262,773)
                                                              -----------   -----------   -----------   -----------
 Loss before income taxes                                      (4,919,838)     (556,669)   (8,154,413)   (2,365,696)
 Benefit for income taxes                                      (1,328,931)      (38,102)   (2,450,354)            -
                                                              -----------   -----------   -----------   -----------
 Net loss                                                      (3,590,907)     (518,567)   (5,704,059)   (2,365,696)
   Less:
      Accretion to redemption value of preferred stock                  -       331,116             -       654,336
                                                              -----------   -----------   -----------   -----------
      Net loss available to common stockholders              $ (3,590,907) $   (849,683) $ (5,704,059) $ (3,020,032)
                                                              ===========   ===========   ===========   ===========
 Per share data - basic and diluted:
      Net loss available to common stockholders              $      (0.14) $      (0.09) $      (0.22) $      (0.36)
                                                              ===========   ===========   ===========   ===========
      Pro forma net loss available to common stockholders                  $      (0.06)               $      (0.22)
                                                                            ===========                 ===========

      Weighted average number of common shares outstanding     26,531,227     9,120,675    26,520,878     8,291,263
                                                              ===========   ===========   ===========   ===========

      Pro forma weighted average number of common
        shares outstanding                                                   13,813,349                  13,813,349
                                                                            ===========                 ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements.


                MediChem Life Sciences, Inc. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                Six-month period
                                                                 ended June 30,
                                                          ---------------------------
                                                              2001           2000
                                                          ------------   ------------
  Cash flows from operating activities:
    Net loss                                             $  (5,704,059) $  (2,365,696)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                        3,823,537        989,196
        Bad debt expense                                        14,373        (13,980)
        Deferred taxes                                      (2,655,021)             -
        Redeemable stock warrant appreciation                        -      1,905,487
        Noncash compensation expense                            36,642          4,154
        Noncash interest expense                                     -         39,597
        Loss on disposal of asset                               22,266              -
        Changes in assets and liabilities:
          Accounts receivable                               (1,715,647)      (247,220)
          Prepaid and other current assets                   1,066,188       (190,358)
          Other assets                                         (75,449)      (591,603)
          Accounts payable                                    (844,259)       207,044
          Accrued expenses                                  (2,060,672)    (1,069,786)
          Other liabilities                                 (1,282,655)      (742,677)
                                                          ------------   ------------
  Net cash used in operating activities                     (9,374,756)    (2,075,842)
                                                          ------------   ------------
  Cash flows from investing activities:
    Capital expenditures                                    (3,189,431)    (3,021,015)
    Purchase of intangibles                                    (29,900)             -
    Proceeds from the sale of securities                     2,009,643              -
    Cost of purchased businesses, net of cash acquired               -       (336,744)
                                                          ------------   ------------
  Net cash used in investing activities                     (1,209,688)    (3,357,759)
                                                          ------------   ------------

  Cash flows from financing activities:
    Net borrowings under revolving line of credit                    -      2,000,000
    Proceeds from the issuance of loans payable              2,641,175              -
    Repayment of loans payable                                (381,906)       (21,749)
    Repayment of capital lease obligations                    (148,050)      (109,626)
    Repayment of debt to stockholder                                 -     (3,000,000)
    Proceeds from options exercised                             15,252              -
                                                          ------------   ------------
  Net cash provided by (used in) financing activities        2,126,471     (1,131,375)
                                                          ------------   ------------

  Net decrease in cash and cash equivalents                 (8,457,973)    (6,564,976)

  Cash and cash equivalents at beginning of period          12,812,294      8,164,730
                                                          ------------   ------------
  Cash and cash equivalents at end of period             $   4,354,321  $   1,599,754
                                                          ============   ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.


               MEDICHEM LIFE SCIENCES, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

 (1)  Basis of Presentation

 The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and applicable Securities and Exchange Commission regulations for interim financial statements. These financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements presented contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Company's Annual Report on Form 10-K for the fiscal year ended December 31,2000.

 (2)  Reclassifications

 Certain amounts in previously issued financial statements have been reclassified to conform to the current year's presentation. For the three-month and six-month periods ended June 30, 2001, expenses relating to internal research and development activities were separately identified and categorized as a new line item entitled research and development in the condensed consolidated statements of operations.

 (3)  Recent Accounting Pronouncements

 In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141), which supersedes Accounting Principles Board Opinion No. 16, Business
 Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises. This Statement establishes financial accounting and reporting standards for business combinations. The provisions of this Statement are required to be applied to all business combinations initiated after June 30, 2001. Management is currently evaluating the impact, if any, of adopting the provisions of FAS 141.

 In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142), which supersedes Accounting Principles Board Opinion No. 17, Intangible Assets, and establishes financial accounting and reporting standards for intangible assets acquired individually or with a group of other assets at acquisition. This Statement addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Upon adoption of FAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of FAS 142 within the first interim period. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001.Management is currently evaluating the impact, if any, of adopting the provisions of FAS 142.


 (4) Business Combinations

 On May 31, 2000, we acquired all the outstanding common stock of ThermoGen, Inc. and Emerald BioStructures, Inc. The acquisitions were accounted for using the purchase method of accounting.

 The following unaudited pro forma financial information for the six months ended June 30, 2000 presents combined results of operations of the Company as if ThermoGen and Emerald BioStructures had been acquired on January 1, 2000. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisitions been consummated at the beginning of the period presented.


            Total contract revenue                      $ 10,040,279
            Net loss available to common stockholders   $ (4,579,847)
            Per share net loss available to common
            stockholders - basic and diluted            $      (0.24)


 (5) Related Party Transactions

 On February 22, 2001, the Company entered into a contract with Advanced Life Sciences, Inc. to produce and deliver a certain compound for $1.1 million. Advanced Life Sciences, Inc. is an early stage drug development company owned by MediChem's Chairman, CEO and principal stockholder. The price for producing the compound approximates the fee that would be charged by a third-party chemistry service provider, and the compound was delivered in March 2001. As of August 10, 2001, the Company has received a payment of $300,000 on the receivable for this contract sale. The sole shareholder of Advanced Life Sciences has guaranteed the payment of the remaining receivable by the end of September 2001.

 (6) Debt

 Effective June 1, 2001, the Company converted its $12,000,000 construction loan related to its recently completed Woodridge, Illinois facility into a 5-year mortgage loan amortized over 20 years. The loan has a limited unsecured principal guaranty from the Company's Chairman and CEO in the amount of $3,000,000. The guarantee will decline by $500,000 at each fiscal year end, starting at December 31, 2001. Repayment of the loan is secured by a mortgage and security agreement creating a first and prior lien on the building and all fixtures and improvements, and a first collateral assignment of all rents, issues, security deposits and profits of the project. Interest on the first $5.0 million of the loan is fixed at 7.74% through May 2002. Interest on the remaining $7.0 million will be calculated on the 30-day LIBOR floating rate plus 225 basis points. Principal reductions on the loan will equal $50,000 per month with the remaining balance becoming due at the end of the loan term. At June 30, 2001, $12,000,000 was outstanding under the mortgage loan.

 During the second quarter, the Company entered into two promissory notes with General Electric Capital Corporation for the purchase of laboratory equipment. These notes were for $442,220 and $533,080 and bear interest at fixed rates of 9.57% and 9.47%, respectively. The terms of the notes are four years and are payable in equal monthly payments based on a 48-month amortization plus interest. These notes are secured by the equipment purchased.


 (7) Net Loss Per Share


 The following table summarizes the calculations for net loss per share:

                                                       For the three-month period ended
                                   -----------------------------------------------------------------------------
                                               June 30, 2001                         June 30, 2000
                                   -------------------------------------  --------------------------------------
                                                   Average                                Average
                                   Income (loss)   shares      Per share  Income (loss)   shares      Per share
                                    (numerator) (denominator)   amount     (numerator) (denominator)   amount
                                    -----------  -----------    ------     -----------  -----------    ------
 Net loss                          $ (3,590,907)                          $   (518,567)
   Less accretion to redemption
    value of preferred stock                  -                                331,116
                                    -----------                            -----------
 Common stock outstanding                         26,531,227
                                                 -----------
 Class A common stock
  outstanding                                                                             9,120,675
                                                                                         ----------
 Basic and diluted loss per share:
  Net loss available
    to common stockholders         $ (3,590,907)  26,531,227   $ (0.14)   $  (849,683)    9,120,675   $ (0.09)
                                    ===========  ===========    ======     ===========  ===========    ======

                                                         For the six-month periods ended
                                   -----------------------------------------------------------------------------
                                               June 30, 2001                         June 30, 2000
                                   -------------------------------------  --------------------------------------
                                                   Average                                Average
                                   Income (loss)   shares      Per share  Income (loss)   shares      Per share
                                    (numerator) (denominator)   amount     (numerator) (denominator)   amount
                                    -----------  -----------    ------     -----------  -----------    ------
 Net loss                          $ (5,704,059)                          $ (2,365,696)
   Less accretion to redemption
    value of preferred stock                  -                                654,336
                                    -----------                            -----------
 Common stock outstanding                         26,520,878
                                                 -----------
 Class A common stock
   outstanding                                                                            8,291,263
                                                                                        -----------
 Basic and diluted loss per share:
  Net loss available
    to common stockholders         $ (5,704,059)  26,520,878   $ (0.22)   $ (3,020,032)   8,291,263   $ (0.36)
                                    ===========  ===========    ======     ===========  ===========    ======


 Basic and diluted net earnings (loss) per common share are presented in conformity with SFAS No. 128, "Earnings Per Share", and SAB 98, for all
 periods  presented.   Under the  provisions  of  SAB 98,  common  stock  and
 redeemable convertible preferred stock that has been issued or granted for nominal consideration prior to the anticipated effective date of the initial public offering must be included in the calculation of basic and diluted net earnings (loss) per common share as if these shares had been outstanding for all periods presented.

 In accordance with SFAS No. 128, basic and diluted net earnings (loss) per share have been computed using the weighted-average number of shares of common stock outstanding during the period. Pro forma basic and diluted net earnings (loss) per common share, as presented in the condensed consolidated statements of operations, has been computed for the three-month and six-month periods ended June 30, 2000 as described above, and also gives effect to the conversion of the Company's Class A preferred stock which automatically converted to common stock immediately prior to the completion of the Company's initial public offering on October 26, 2000 (using the "as if converted" method) from the original date of issuance.

 (8) Comprehensive Income (Loss)

 The following table presents the components of the Company's comprehensive loss for the six-months ended June 30, 2001:

           Net loss                                   $ (5,704,059)

           Other comprehensive loss
             Unrealized gain (loss) on
              available-for-sale securities                   (154)
                                                       -----------
           Total comprehensive loss                   $ (5,704,213)
                                                       ===========


 (9) Supplemental Cash Flow Information

 The following table presents the supplemental cash flow information for the six-month periods ended June 30, 2001 and 2000:




                                      For the six-month period ended June 30,
                                      ---------------------------------------
                                             2001                  2000
                                         ----------             ----------
 Supplemental disclosure of
  cash flow information:
   Interest paid                        $   491,155            $   423,263
   Income taxes paid                    $         -            $   664,692

 Supplemental disclosure of
  non-cash investing activities:
   Equipment acquired under
    capital lease                       $ 1,243,705            $         -

 The company purchased all of the
   capital stock of ThermoGen
   and Emerald for $41,691,888.
   Liabilities were assumed as
   follows:
    Fair value of assets acquired       $         -            $43,526,286
    Class A common stock instruments
     issued for capital stock           $         -            $41,355,144
    Cash paid                           $         -            $   336,744
    Liabilities assumed                 $         -            $ 1,841,470



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


 RESULTS OF OPERATIONS

 Three-month period ended June 30, 2001 compared with the three-month period ended June 30, 2000

 Contract revenue
 Total contract revenue including related party increased $0.1 million, or 1%, to $4.8 million for the three-month period ended June 30, 2001, from $4.7 million for the three-month period ended June 30, 2000. Contract revenue excluding related party increased $0.2 million, or 6%, to $4.3 million for the three-month period ended June 30, 2001, from $4.1 million for the three-month period ended June 30, 2000. Increased contract revenue excluding related party was achieved from higher volume in our service offerings for structural biology and additional research grants. Contract revenue-related party decreased $0.1 million, or 27%, to $0.5 million for the three-month period ended June 30, 2001, from $0.6 million for the three-month period ended June 30, 2000. The decrease in contract revenue-related party was a result of reduced project load with Advanced Life Sciences.

 Gross profit
 Gross profit from total contract revenue decreased $0.9 million, or 34%, to $1.6 million for the three-month period ended June 30, 2001, from $2.5 million for the three-month period ended June 30, 2000. Gross profit excluding related party decreased $0.7 million, or 31%, to $1.4 million for the three-month period ended June 30, 2001, from $2.1 million for the three-month period ended June 30, 2000. Related party gross profit decreased $0.2 million, or 48%, to $0.2 million for the three-month period ended June 30, 2001, from $0.4 million for the three-month period ended June 30, 2000.

 Gross profit as a percent of total contract revenue decreased to 34% for the three-month period ended June 30, 2001, from 52% for the three-month period ended June 30, 2000. Gross profit excluding related party as a percent of contract revenue decreased to 33% for the three-month period ended June 30, 2001, from 51% for the three-month period ended June 30, 2000. The majority of the reduction in gross profit excluding related party is attributable to the emphasis on selling multi-disciplinary service offerings in the marketplace. This is because the sell-cycle time associated with marketing and closing drug discovery and development programs is longer than our traditional chemical synthesis and scale-up projects. Longer sell-cycles contribute to lower utilization of staff. The lower utilization is also a result of new hires in scientific staff to meet the needs associated with planned revenue growth. Because the scientific staff represents a fixed cost to the Company, utilization varies with changes in contract service revenue volume. Related party gross profit decreased to 39% of related party contract revenue for the three-month period ended June 30, 2001, from 54% for the three-month period ended June 30, 2000. The decrease in related party gross profit was a result of reduced project load and lower margin business with Advanced Life Sciences.

 Milestone and intellectual property revenue
 Milestone and intellectual property revenue decreased $34,000, or 15%, to $188,000 for the three-month period ended June 30, 2001, from $222,000 for the three-month period ended June 30, 2000. All milestone revenue earned in 2001 represented third party activity.

 Operating expenses
 Selling, general and administrative expenses increased $1.8 million, or 80%, to $4.1 million for the three-month period ended June 30, 2001, from $2.3 million for the three-month period ended June 30, 2000. As a percentage of total contract revenues, selling, general and administrative expenses increased 37 percentage points to 85% for the three-month period ended June 30, 2001, from 48% for the three-month period ended June 30, 2000. The increase in selling, general and administrative expenses was due primarily to expanding our geographic presence through four new market locations including two new sales offices, an increase in administrative and marketing personnel to support our expanding operations and customer base, an increase in administrative expenses associated with the ThermoGen and Emerald BioStructures operations and an increase in facility costs associated with the development of our Woodridge Discovery Center.

 Research and development expenses include compensation and benefits for scientific personnel for work performed on un-funded proprietary research projects and costs of supplies and related chemicals. Non-funded research and development was $0.5 million for the three-month period ended June 30, 2001 compared to $0 for the three-month period ended June 30, 2000. This non-funded research and development is distinguished from the research expenses reported in the past. The research and development disclosed in our Annual Report on Form 10-K for 2000 represented research funded through SBIR grant programs.

 Depreciation and amortization expenses increased $1.3 million, or 171%, to $2.0 million for the three-month period ended June 30, 2001, from $0.7 million for the three-month period ended June 30, 2000. The increase was due to $0.8 million of amortization expense resulting from intangible assets acquired in the ThermoGen and Emerald BioStructures acquisitions, $0.2 million of incremental depreciation expense associated with facilities expansion, and the balance was the result of additional capital spending.

 Other expenses, net
 Interest income increased to $155,000 in the three-month period ended June 30, 2001, from $79,000 in the three-month period ended June 30, 2000. This increase is due to interest earned on the available-for-sale securities purchased with proceeds received from our October 2000 initial public offering.

 Interest expense increased to $320,000 for the three-month period ended June 30, 2001, from $295,000 for the three-month period ended June 30, 2000. The interest expense for the period ended June 30, 2001 included interest on the Woodridge facility construction loan and mortgage loan. Interest paid on the construction loan was capitalized until March 2001. In the second quarter of 2001, this loan was converted into a mortgage loan.

 Income taxes
 An income tax benefit of $1.3 million was recognized in the three-month period ended June 30, 2001 compared to a tax benefit of $38,000 for the three-month period ended June 30, 2000. The tax benefit was recognized as a result of a net operating loss and temporary differences arising from the amortization of intangible assets of approximately $1.0 million and $300,000, respectively. The net taxable losses generated this year can be used to offset future taxable income for a period of up to 20 years. The Company believes it is more likely than not that it will be able to utilize the net operating loss carry forward when operations become profitable in future years.

 Six-month period ended June 30, 2001 compared with the six-month period ended June 30, 2000

 Contract revenue
 Total contract revenue including related party increased $1.9 million, or 21%, to $10.8 million for the six-month period ended June 30, 2001, from
 $8.9 million for the six-month period ended June 30, 2000. Of this increase, $1.0 million was due to revenue generated from the May 2000 acquisitions, while the remainder of the increase is due to general sales growth. Contract revenue excluding related party increased $0.5 million, or 7%, to $8.0 million for the six-month period ended June 30, 2001, from $7.5 million for the six-month period ended June 30, 2000. Increased contract revenue excluding related party was achieved from higher volume in our service offerings for structural biology and additional research grants. Contract revenue-related party increased $1.3 million, or 101%, to $2.7 million for the six-month period ended June 30, 2001, from $1.4 million for the six-month period ended June 30, 2000. The increase in contract revenue-related party was achieved primarily from a chemical synthesis and scale up project with Advanced Life Sciences.

 Gross profit
 Gross profit from total contract revenue was $4.4 million for the six-month periods ended June 30, 2001 and June 30, 2000. Gross profit excluding related party decreased $1.1 million, or 29%, to $2.6 million for the six-month period ended June 30, 2001, from $3.7 million for the six-month period ended June 30, 2000. Related party gross profit increased $1.0 million, or 138%, to $1.8 million for the six-month period ended June 30, 2001, from $0.8 million for the six-month period ended June 30, 2000.

 Gross profit as a percent of total contract revenue decreased to 41% for the six-month period ended June 30, 2001, from 50% for the six-month period ended June 30, 2000. Gross profit excluding related party as a percent of contract revenue decreased to 33% for the six-month period ended June 30, 2001, from 49% for the six-month period ended June 30, 2000. The majority of the reduction in gross profit excluding related party is attributable to the emphasis on selling multi-disciplinary service offerings in the marketplace. This is because the sell-cycle time associated with marketing and closing drug discovery and development programs is longer than our traditional chemical synthesis and scale-up projects. Longer sell-cycles contribute to lower utilization of staff. The lower utilization is also a result of new hires in scientific staff to meet the needs associated with planned revenue growth. Because the scientific staff represents a fixed cost to the Company, utilization varies with changes in contract service revenue volume. Related party gross profit increased to 66% of related party contract revenue for the six-month period ended June 30, 2001, from 56% for the six-month period ended June 30, 2000. This increase is attributed to a chemical synthesis and scale up project with Advanced Life Sciences.

 Milestone and intellectual property revenue
 Milestone and intellectual property revenue decreased $194,000, or 34%, to $378,000 for the six-month period ended June 30, 2001, from $572,000 for the six-month period ended June 30, 2000. All milestone revenue earned in 2001 represented third party activity.


 Operating expenses
 Selling, general and administrative expenses increased $4.2 million, or 102%, to $8.3 million for the six-month period ended June 30, 2001, from $4.1 million for the six-month period ended June 30, 2000. As a percentage of total contract revenues, selling, general and administrative expenses increased 31 percentage points to 77% for the six-month period ended June 30, 2001, from 46% for the six-month period ended June 30, 2000. The increase in selling, general and administrative expenses was due primarily to expanding our geographic presence through four new market locations including two new sales offices, an increase in administrative and marketing personnel to support our expanding operations and customer base, an increase in administrative expenses associated with the ThermoGen and Emerald BioStructures operations and an increase in facility costs associated with the development of our Woodridge Discovery Center.

 Research and development expenses include compensation and benefits for scientific personnel for work performed on un-funded proprietary research projects and costs of supplies and related chemicals. Research and development was $0.9 million for the six-month period ended June 30, 2001 compared to $0 for the six-month period ended June 30, 2000. This non-funded research and development is distinguished from the research expenses reported in the past. The research and development disclosed in our Annual Report on Form 10-K for 2000 represented research funded through SBIR grant programs.

 Depreciation and amortization expenses increased $2.8 million, or 287%, to $3.8 million for the six-month period ended June 30, 2001, from $1.0 million for the six-month period ended June 30, 2000. The increase was due to $2.1 million of amortization expense resulting from intangible assets acquired in the ThermoGen and Emerald BioStructures acquisitions, $0.3 million of incremental depreciation expense associated with facilities expansion, and the balance was the result of additional capital spending.

 Other expenses, net
 Interest income increased to $417,000 in the six-month period ended June 30, 2001, from $118,000 in the six-month period ended June 30, 2000. This increase is due to interest earned on the available-for-sale securities purchased with proceeds received from our October 2000 initial public offering.

 Interest expense decreased to $339,000 for the six-month period ended June 30, 2001, from $475,000 for the six-month period ended June 30, 2000. The interest expense for the period ended June 30, 2001 included interest on the Woodridge facility construction loan and mortgage loan. Interest paid on the construction loan was capitalized until March 2001. In the second quarter of 2001, this loan was converted into a mortgage loan.

 Income taxes
 An income tax benefit of $2.5 million was recognized in the six-month period ended June 30, 2001. No tax expense was recorded in the six-month period ended June 30, 2000. The 2001 tax benefit was recognized as a result of a net operating loss and temporary differences arising from the amortization of intangible assets of approximately $1.8 million and $674,000, respectively. The net taxable losses generated this year can be used to offset future taxable income for a period of 20 years. The Company believes it is more likely than not that it will be able to utilize the net operating loss carry forward when operations become profitable in future years.


 LIQUIDITY AND CAPITAL RESOURCES

 We have historically funded our business through cash flows from operations, proceeds from borrowings and the issuance of preferred stock and public common stock. During the six-month period ended June 30, 2001, we used $9.4 million in cash flows from operations of which $6.4 million was attributable to 2001 operations and $3.0 million was attributable to 2000 operations. For the year ended December 31, 2000, we generated $1.0 million in cash flows from operations.

 During the six-month period ended June 30, 2001 and the year ended December 31, 2000, total capital expenditures were $3.2 million and $20.3 million, respectively. Capital expenditures were incurred in 2001 predominantly for the purchase of laboratory equipment to enhance our service offerings.

 In April 1999, we began to develop a 14-acre site in Woodridge, Illinois for the construction of a new 100,000 square foot headquarters and discovery laboratories center. This facility cost $18.5 million for construction and an additional $3.8 million for laboratory instrumentation, software, furniture and equipment upgrades. In May 2000, we received an 18-month construction loan in the amount of $12.0 million to finance the project. Effective June 1, 2001, we converted the $12.0 million construction loan into a 5-year mortgage loan amortized over 20 years. The new facility came into operation in the first quarter of 2001. The new offices and laboratories have been developed with the capability of being expanded by an additional 100,000 square feet.

 Working capital was $11.7 million at June 30, 2001, compared to $18.3 million at December 31, 2000. The decrease in working capital at June 30, 2001, was primarily due to the operating loss, a reduction of accounts payable and accrued expenses and an increase in accounts receivable.

 We believe that the remaining net proceeds from our initial public offering, together with cash generated from operations and borrowings under the mortgage loan, will be sufficient to fund our anticipated working capital needs and capital expenditures, other than financing necessary to complete future acquisitions, if any, for at least the next 6 months. We have secured the services of two investment banking firms to pursue various strategies to provide working capital beyond the next 6 months. Future acquisitions, if any, could be funded with the issuance of debt or equity securities. There can be no assurance that attractive acquisition opportunities will be available to us or will be available at prices and upon such other terms that are attractive to us. We regularly evaluate potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. As a general rule, we will publicly announce such acquisitions only after a definitive purchase agreement has been signed. In addition, in order to meet our long-term liquidity needs or consummate future acquisitions, we may incur additional indebtedness or issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to us or at all. Our failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods.

 RECENT ACCOUNTING PRONOUNCEMENTS

 In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141), which supersedes Accounting Principles Board Opinion No. 16, Business
 Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises. This Statement establishes financial accounting and reporting standards for business combinations. The provisions of this Statement are required to be applied to all business combinations initiated after June 30, 2001. Management is currently evaluating the impact, if any, of adopting the provisions of FAS 141.

 In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142), which supersedes Accounting Principles Board Opinion No. 17, Intangible Assets, and establishes financial accounting and reporting standards for intangible assets acquired individually or with a group of other assets at acquisition. This Statement addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Upon adoption of FAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of FAS 142 within the first interim period. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Management is currently evaluating the impact, if any, of adopting the provisions of FAS 142.

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

 Investment risk

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

 Interest rate risk

 A portion of the mortgage loan has a floating rate of LIBOR plus 225 basis points. Accordingly, any movement in LIBOR will impact the Company's interest expense. The outstanding mortgage loan balance at June 30, 2001 was $12 million. Based on this balance, a hypothetical 10% increase in LIBOR would result in an increase in annual interest expense of approximately $28,000. The Company has not historically used interest rate swaps, caps or other derivative financial instruments for the purpose of hedging fluctuations in interest rates on its floating rate debt. Consequently, an increase in interest rates could have an adverse effect on the Company's future results.

 PART II. OTHER INFORMATION

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Our Annual Meeting of Stockholders was held on May 17, 2001. At the meeting, stockholders voted on (i) the election of three directors; and (ii) the ratification of the appointment of KPMG LLP as our independent public accountants for 2001. Voting on each such matter was as follows:

                                              Votes    Withheld/     Broker
                                Votes For    Against  Abstentions  Non-Votes
                                ----------   -------  -----------  ---------
 1) Election of Directors:
        Larry C. Hansen, PhD    25,559,655    9,821          -          -
        W. Brett Ingersoll      25,559,655    9,821          -          -
        Robert D. Weist         25,559,655    9,821          -          -

 2) Ratification of Independent
        Public Accountants      25,560,746    4,144      4,586          -




 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits.
           None

      (b)  Reports on Form 8-K.
           None

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         MEDICHEM LIFE SCIENCES, INC.



                    By:  /s/ Richard Wieland
                       ------------------------------
                              R. Richard Wieland
                         Executive Vice President and
                           Chief Financial Officer


                    By:  /s/ Michael J. Cogan
                       ------------------------------
                               Michael J. Cogan
                                Controller and
                           Chief Accounting Officer



 Date:  August 14, 2001