Form 10-Q
period 2001-09-30
MEDICHEM LIFE SCIENCES INC
filed 2001-11-08
CIK 1115512

============================================================================
                                United States
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549


                                  FORM 10-Q


 (Mark One)
   [ X ] QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2001 PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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


 As of November 6, 2001, 26,644,718 shares of the Common Stock, $.01 par value, of the registrant were outstanding.

 ============================================================================
                      Website is:  http://www.medichem.com

                MEDICHEM LIFE SCIENCES, INC. AND SUBSIDIARIES
                                  FORM 10-Q
                                    INDEX
                     For Quarter Ended September 30, 2001

                                                                        Page
    Part I.    Financial Information                                    ----

      Item 1.    Financial Statements
                   Condensed Consolidated Balance Sheets                  2
                   Condensed Consolidated Statements of Operations        3
                   Condensed Consolidated Statements of Cash Flows        4
                   Notes to Condensed Consolidated Financial Statements   5


      Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     11

      Item 3.    Quantitative and Qualitative Disclosures About
                 Market Risk                                             18

    Part II.     Other Information

      Item 6.    Exhibits and Reports on Form 8-K                        19

    Signatures                                                           20

 PART I.  FINANCIAL INFORMATION
 ITEM 1.  FINANCIAL STATEMENTS


                MediChem Life Sciences, Inc. and Subsidiaries
                    Condensed Consolidated Balance Sheets

                                                          September 30,    December 31,
                                                               2001             2000
                                                          ------------     ------------
                     Assets                               (Unaudited)
 Current assets:
   Cash and cash equivalents                             $   2,256,086    $  12,812,294
   Investments, available-for-sale securities                6,456,900        8,464,948
   Accounts receivable, net                                  3,627,779        2,437,234
   Accounts receivable - related party                          70,640          729,465
   Prepaid assets                                              418,692          623,424
   Deferred taxes, net                                         100,678          100,678
   Other current assets                                        331,975        1,349,968
                                                          ------------     ------------
           Total current assets                             13,262,750       26,518,011

 Property and equipment, net                                28,631,989       25,632,716
 Intangibles, net                                            4,146,827       30,208,940
 Goodwill, net                                               1,192,533       22,808,774
 Other assets                                                  259,604          135,619
                                                          ------------     ------------
           Total assets                                  $  47,493,703    $ 105,304,060
                                                          ============     ============
 Liabilities and Stockholders' Equity
 Current liabilities:
   Current portion of debt and capital
     lease obligations                                   $   1,323,465    $     247,704
   Accounts payable                                          1,169,407        2,254,930
   Accrued expenses                                          2,018,998        3,835,619
   Deferred revenue                                          1,240,561        1,883,349
                                                          ------------     ------------
           Total current liabilities                         5,752,431        8,221,602

 Long-term debt                                             12,359,686       10,702,411
 Capital lease obligations, less current portion               992,574          148,840
 Deferred taxes, net                                           707,878       11,636,370
                                                          ------------     ------------
           Total liabilities                                19,812,569       30,709,223

 Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares
    authorized, none issued and outstanding
    at September 30, 2001 and December 31, 2000                      -                -
   Common stock, $.01 par value, 100,000,000 shares
    authorized, 26,613,159 shares issued and outstanding
    at September 30, 2001; 26,510,042 shares issued and
    outstanding at December 31, 2000                           266,132          265,100
   Additional paid-in capital                               89,760,517       89,711,354
   Deferred compensation                                      (108,364)        (142,909)
   Accumulated deficit                                     (62,235,827)     (15,237,893)
   Accumulated other comprehensive loss                         (1,324)            (815)
                                                          ------------     ------------
           Total stockholders' equity                       27,681,134       74,594,837
                                                          ------------     ------------
           Total liabilities and stockholders' equity    $  47,493,703    $ 105,304,060
                                                          ============     ============

 The accompanying notes are an integral part of these condensed consolidated financial statements.


                MediChem Life Sciences, Inc. and Subsidiaries
               Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                 Three-month period          Nine-month period
                                                                 ended September 30,         ended September 30,
                                                              -------------------------   -------------------------
                                                                  2001          2000          2001          2000
                                                              -----------   -----------   -----------   -----------
 Contract Revenue:
  Contract revenue                                           $  4,209,103  $  4,325,726  $ 12,255,806  $ 11,859,670
  Contract revenue-related party                                   12,225       842,990     2,736,776     2,199,475
                                                              -----------   -----------   -----------   -----------
 Total contract revenue                                         4,221,328     5,168,716    14,992,582    14,059,145

 Contract service costs:
  Contract service costs                                        2,765,970     2,332,129     8,184,893     6,180,707
  Contract service costs-related party                             37,744       275,173       962,538       874,580
                                                              -----------   -----------   -----------   -----------
 Total contract service costs                                   2,803,714     2,607,302     9,147,431     7,055,287

 Gross profit                                                   1,417,614     2,561,414     5,845,151     7,003,858

  Milestone and intellectual property revenue, net                168,348             -       545,873       222,000
  Milestone and intellectual property revenue-related
    party, net                                                          -       650,000             -     1,000,000
                                                              -----------   -----------   -----------   -----------
 Total milestone and intellectual property revenue, net           168,348       650,000       545,873     1,222,000

 Operating expenses:
  Selling, general and administrative                           3,821,284     2,963,642    12,143,461     7,091,814
  Research and development                                        463,537             -     1,332,232             -
  Depreciation and amortization                                 2,034,852     1,598,817     5,858,389     2,588,011
  Impairment and restructuring charges                         44,692,012             -    44,692,012             -
                                                              -----------   -----------   -----------   -----------
 Total operating expenses                                      51,011,685     4,562,459    64,026,094     9,679,825

 Loss from operations                                         (49,425,723)   (1,351,045)  (57,635,070)   (1,453,967)

 Other income (expense):
  Interest expense                                               (270,048)     (310,334)     (609,468)     (785,534)
  Interest income                                                 130,106        30,397       546,725       148,310
  Loss on disposal of asset                                        (1,679)            -       (23,946)            -
  Change in value of redeemable stock warrants                          -      (263,772)            -    (2,169,259)
                                                              -----------   -----------   -----------   -----------
 Total other income (expense)                                    (141,621)     (543,709)      (86,689)   (2,806,483)
                                                              -----------   -----------   -----------   -----------

 Loss before income taxes                                     (49,567,344)   (1,894,754)  (57,721,759)   (4,260,450)
 Benefit for income taxes                                      (8,273,470)     (580,000)  (10,723,825)     (580,000)
                                                              -----------   -----------   -----------   -----------
 Net loss                                                     (41,293,874)   (1,314,754)  (46,997,934)   (3,680,450)
   Less:
      Accretion to redemption value of preferred stock                  -       339,205             -       993,541
                                                              -----------   -----------   -----------   -----------
      Net loss available to common stockholders              $(41,293,874) $ (1,653,959) $(46,997,934) $ (4,673,991)
                                                              ===========   ===========   ===========   ===========
 Per share data - basic and diluted:
      Net loss available to common stockholders              $      (1.55) $      (0.13) $      (1.77) $      (0.48)
                                                              ===========   ===========   ===========   ===========
      Pro forma net loss available to common stockholders                  $      (0.09)               $      (0.29)
                                                                            ===========                 ===========
      Weighted average number of common shares outstanding     26,602,597    12,491,732    26,548,417     9,701,642
                                                              ===========   ===========   ===========   ===========
      Pro forma weighted average number of common
        shares outstanding                                                   18,842,853                  16,052,763
                                                                            ===========                 ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements.


                MediChem Life Sciences, Inc. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                       Nine-month period
                                                       ended September 30,
                                                   ---------------------------
                                                       2001           2000
                                                   ------------   ------------
 Cash flows from operating activities:
   Net loss                                       $ (46,997,934) $  (3,680,450)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                  5,858,389      2,588,011
       Bad debt expense                                 125,857         54,447
       Deferred taxes                               (10,928,492)             -
       Redeemable stock warrant appreciation                  -      2,169,259
       Noncash compensation expense                      54,811          9,594
       Noncash impairment charge                     43,989,262              -
       Noncash interest expense                               -         59,525
       Loss on disposal of asset                         23,946              -
       Changes in assets and liabilities:
         Accounts receivable                           (652,577)    (1,231,108)
         Prepaid and other current assets             1,222,725     (1,238,635)
         Other assets                                  (123,985)      (649,173)
         Accounts payable                            (1,085,523)     1,358,559
         Accrued expenses                            (1,816,622)    (1,493,764)
         Other liabilities                             (642,788)      (179,919)
                                                   ------------   ------------
 Net cash used in operating activities              (10,972,931)    (2,233,654)
                                                   ------------   ------------
 Cash flows from investing activities:
   Capital expenditures                              (3,896,310)    (8,071,053)
   Purchase of intangibles                              (57,500)             -
   Proceeds from the sale of securities               2,007,539              -
   Cost of purchased businesses,
     net of cash acquired                                     -       (336,744)
                                                   ------------   ------------
 Net cash used in investing activities               (1,946,271)    (8,407,797)
                                                   ------------   ------------
 Cash flows from financing activities:
   Net borrowings under revolving line of credit              -      6,852,209
   Proceeds from the issuance of loans payable        3,212,913              -
   Repayment of loans payable                          (633,052)       (31,738)
   Repayment of capital lease obligations              (246,796)      (165,392)
   Repayment of debt to stockholder                           -     (3,000,000)
   Proceeds from options exercised                       29,929              -
                                                   ------------   ------------
 Net cash provided by financing activities            2,362,994      3,655,079
                                                   ------------   ------------
 Net decrease in cash and cash equivalents          (10,556,208)    (6,986,372)

 Cash and cash equivalents at beginning of period    12,812,294      8,164,730
                                                   ------------   ------------
 Cash and cash equivalents at end of period       $   2,256,086  $   1,178,358
                                                   ============   ============

 The accompanying notes are an integral part of these condensed consolidated financial statements.


                   MEDICHEM LIFE SCIENCES, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

 (1)  Basis of Presentation

 The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and applicable Securities and Exchange Commission regulations for interim financial statements. These financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements presented contain all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the operating results for the full year. These financial statements should be read in conjunction with our audited financial statements and the notes thereto included in our Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

 (2)  Reclassifications

 Certain  amounts  in  previously  issued  financial  statements  have   been
 reclassified to conform to the current year's presentation.

 (3)  Recent Accounting Pronouncements

 In July 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets" were issued. In October 2001, SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 141 also requires identified assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria.

 SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually. Identified intangible assets should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144. Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test should be reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test should be performed in the year of adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, (although early adoption would be permitted in certain circumstances) and must be adopted as of the beginning of a fiscal year. Retroactive application is not permitted. The Company is in the process of evaluating the impact that adoption of SFAS No. 142 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

 SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is in the process of evaluating the impact that adoption of SFAS No. 144 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

 (4) Liquidity

 As of September 30, 2001, the Company's cash balance, including available for sale securities, was $8.7 million representing a year-to-date use of cash totaling $10.6 million. The Company has recently executed a cost reduction program to eliminate a significant portion of its workforce and reduce annual operating expenses in order to preserve working capital. Management estimates the remaining cash reserves will sustain operations through the second quarter of 2002. In order to provide working capital beyond the second quarter of 2002, the Board of Directors has authorized management to pursue various fund raising activities including the private placement of the Company's common stock. Additional alternatives for raising capital include an investment from a strategic partner and a sale-leaseback of the Woodridge Discovery Center.

 Management believes that the cash infusion of between $5.0 - $9.0 million provided to the Company from these capital raising activities will provide sufficient working capital to fund operations through the time that cash flow is expected to turn positive and therfore would be sufficient to fund future operations.

 (5) Business Combinations

 On May 31, 2000, we acquired all the outstanding common stock of ThermoGen, Inc. and Emerald BioStructures, Inc. The acquisitions were accounted for using the purchase method of accounting.

 The following unaudited pro forma financial information for the nine months ended September 30, 2000 presents combined results of operations of the Company as if ThermoGen and Emerald BioStructures had been acquired on January 1, 2000. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisitions been consummated at the beginning of the period presented.

      Total contract revenue                              $  15,208,995
      Net loss available to common stockholders           $  (5,894,601)
      Pro forma per share net loss available to common
      stockholders - basic and diluted                    $       (0.31)


 (6) Related Party Transactions

 On September 14, 2000, the Company entered into a contract with Advanced Life Sciences, Inc. (ALS) to develop a research proposal for the development of ALS' patented chemical compound as a drug candidate through all pre-clinical testing. Advanced Life Sciences, Inc. is an early stage drug development company owned by MediChem's Chairman, CEO and principal stockholder. As of September 30, 2001, the Company has outstanding receivables totaling $71,000 related to this project, which will become due in the fourth quarter.

 (7) Impairment and Restructuring Charges

 In September of 2001, the Company implemented a board-approved cost reduction program to consolidate several operational sites of its MediChem and ThermoGen subsidiaries. This plan called for the closure of facilities located in Chicago, IL, Des Plaines, IL, Lemont, IL, Cambridge, MA and South San Francisco, CA. Operational facilities were centralized into the Company's new corporate headquarters located in Woodridge, IL. Expenses related to lease abandonment totaled $116,876 for the quarter and will be paid through 2003 in accordance with the terms of the related lease agreements. In addition to the facilities consolidation plan, the Company simultaneously implemented a program to reduce its workforce by 52 employees. This action impacted approximately twenty-five percent of the Company's workforce. Charges related to the severance of these employees totaled $585,874 for the quarter ended September 30, 2001, and are expected to be settled in cash over the next 6 months.

 During the quarter ended September 30, 2001, certain events and circumstances caused the Company to conduct a review of the carrying value of its long-lived assets, including the long-lived assets acquired through the ThermoGen and Emerald BioStructures acquisitions described above. These events include: (1) the 25% reduction in the Company's workforce, (2) determination of the business climate, which has generated the valuation declines of enterprises in the Company's industry, and (3) the failure of certain assets to generate the cash flows that were projected at the time of acquisition. Certain intangible assets were determined to be impaired because the carrying amount of the assets exceeded the undiscounted future cash flows expected to be derived from the assets. These impairment losses were measured as the amount by which the carrying amounts of the assets exceeded the fair values of the assets, determined based on the discounted future cash flows expected to be derived from the assets. The resulting impairment charges totaled $34.2 million and $9.8 million for ThermoGen and Emerald BioStructures, respectively.

 Additionally, management revised the estimated useful lives of certain intangible assets at each of the acquired subsidiaries based upon a lower projected life indicated by the impairment analysis. The estimated useful lives of patents and trade names at ThermoGen was reduced from 15 years to 7 years, while the expected benefit period of contracts and customer base at both ThermoGen and Emerald was reduced from 8 years to 4 years.

 The following tables summarize the restructuring charges incurred in relation to the cost reduction program and impairment of intangible assets:

                                         Restructuring
                                            Charges       Paid Through     Unpaid Balance as of
 Expense Category                           Accrued     September 30, 2001   September 30, 2001
 ----------------------------------------------------------------------------------------------
 Employee severance and related costs      $    585,874    $   201,512          $   384,362
 Lease termination costs                        116,876              -              116,876
                                            -----------     ----------           ----------
 Retructuring liability totals             $    702,750    $   201,512          $   501,238
                                            ===========     ==========           ==========

                                                                            Asset Balance as of
 Intangibles                          Impairment Charges                     September 30, 2001
 -------------------------------------------------------                    -------------------
 Patents                                   $ (6,021,371)                        $ 1,962,629
 Trade names                                 (2,633,766)                          1,022,233
 Contracts and customer base                (14,904,467)                          5,161,533
 Proprietary technology                               -                             289,000
 Other intangibles                                    -                             245,918
                                            -----------                          ----------
                                           $(23,559,604)                          8,681,313
                                            ===========
 Less accumulated amortization                                                   (4,534,486)
                                                                                 ----------
 Intangibles, net                                                               $ 4,146,827
                                                                                 ==========

                                                                            Asset Balance as of
 Goodwill                             Impairment Charges                     September 30, 2001
 -------------------------------------------------------                    -------------------
 Goodwill                                  $(20,429,658)                        $ 1,918,402
                                            ===========
 Less accumulated amortization                                                     (725,869)
                                                                                 ----------
 Goodwill, net                                                                  $ 1,192,533
                                                                                 ==========
 Restructuring charges                     $    702,750
 Impairment charges                          43,989,262
                                            -----------
 Total restructuring and
   impairment charges                      $ 44,692,012
                                            ===========

 (8) Debt

 Effective June 1, 2001, the Company converted its $12,000,000 construction loan related to its recently completed Woodridge, Illinois facility into a 5-year mortgage loan amortized over 20 years. The loan has a limited unsecured principal guaranty from the Company's Chairman and CEO in the amount of $3,000,000. The guarantee will decline by $500,000 at each fiscal year end, starting at December 31, 2001. Repayment of the loan is secured by a mortgage and security agreement creating a first and prior lien on the building and all fixtures and improvements, and a first collateral assignment of all rents, issues, security deposits and profits of the project. Interest on the first $5.0 million of the loan is fixed at 7.74% through May 2002. Interest on the remaining $7.0 million will be calculated on the 30-day LIBOR floating rate plus 225 basis points. Principal reductions on the loan will equal $50,000 per month with the remaining balance becoming due at the end of the loan term. At September 30, 2001, $11,850,000 was outstanding under the mortgage loan.

 The Company has a $4.0 million laboratory equipment line of credit with General Electric Capital Corporation. Cumulative draws under this line were $1.5 million as of September 30, 2001. During the third quarter, the Company drew $571,738 for equipment purchases. The note bears interest at a fixed rate of 9.04% and is payable in equal monthly payments based on a 48-month amortization and is secured by the equipment purchased. The lender has temporarily suspended the Company's ability to borrow under this equipment line for the fourth quarter of 2001. The Company is currently in negotiation with GE Capital to have the line restored during the fourth quarter.

 The Company is subject to certain covenants as a result of these facilities. As of September 30, 2001, the Company was in compliance with all covenants.


 (9) Net Loss Per Share


 The following table summarizes the calculations for net loss per share:


                                                        For the three-month periods ended
                                   ---------------------------------------------------------------------------
                                             September 30, 2001                    September 30, 2000
                                   -------------------------------------  ------------------------------------
                                                   Average                                Average
                                   Income (loss)   shares      Per share  Income (loss)   shares     Per share
                                    (numerator) (denominator)   amount     (numerator) (denominator)   amount
                                    -----------  -----------    ------     -----------  -----------    ------
 Net loss                          $(41,293,874)                          $ (1,314,754)
   Less accretion to redemption
     value of preferred stock                 -                               (339,205)
                                    -----------                             ----------
 Common stock outstanding                         26,602,597
 Class A common stock                             ----------
   outstanding                                                                           12,491,732
                                                                                        -----------
 Basic and diluted loss per share:
   Net loss available
     to common stockholders        $(41,293,874) 26,602,597    $ (1.55)   $ (1,653,959)  12,491,732   $ (0.13)
                                    ===========  ===========    ======     ===========  ===========    ======


                                                          For the nine-month periods ended
                                   ---------------------------------------------------------------------------
                                             September 30, 2001                    September 30, 2000
                                   -------------------------------------  ------------------------------------
                                                   Average                                Average
                                   Income (loss)   shares      Per share  Income (loss)   shares     Per share
                                    (numerator) (denominator)   amount     (numerator) (denominator)   amount
                                    -----------  -----------    ------     -----------  -----------    ------
 Net loss                          $(46,997,934)                          $ (3,680,450)
   Less accretion to redemption
     value of preferred stock                 -                               (993,541)
                                    -----------                            -----------
 Common stock outstanding                         26,548,417
 Class A common stock                            -----------
   outstanding                                                                            9,701,642
                                                                                        -----------
 Basic and diluted loss per share:
   Net loss available
     to common stockholders        $(46,997,934)  26,548,417   $ (1.77)   $ (4,673,991)   9,701,642   $ (0.48)
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

 In accordance with SFAS No. 128, basic and diluted net earnings (loss) per share have been computed using the weighted-average number of shares of common stock outstanding during the period. Pro forma basic and diluted net earnings (loss) per common share, as presented in the condensed consolidated statements of operations, have been computed for the three-month and nine-month periods ended September 30, 2000 as described above, and also gives effect to the conversion of the Company's Class A preferred stock which automatically converted to common stock immediately prior to the completion of the Company's initial public offering on October 26, 2000 (using the "as if converted" method) from the original date of issuance.


 (10) Comprehensive Income (Loss)

 The following table presents the components of the Company's comprehensive loss for the nine-months ended September 30, 2001:

           Net loss                               $ (46,997,934)

           Other comprehensive loss
             Unrealized loss on
               available-for-sale securities             (1,324)
                                                   ------------
           Total comprehensive loss               $ (46,999,258)
                                                   ============


 (11) Supplemental Cash Flow Information

 The following table presents supplemental cash flow information for the nine-month periods ended September 30, 2001 and 2000:

                                   For the nine-month periods ended September 30
                                      ---------------------------------------
                                             2001                  2000
                                         ----------             ----------

 Supplemental disclosure of
  cash flow information:
   Interest paid                        $   761,935            $   687,083
   Income taxes paid                    $         -            $   664,692

 Supplemental disclosure of
  non-cash investing activities:
   Equipment acquired under
    capital lease                       $ 1,243,705            $         -

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


 (12) Subsequent Events

 On October 8, 2001, the Company's newly formed subsidiary, Advanced X-Ray Analytical Services (AXAS) was awarded the contract to operate the Commercial Collaborative Access Team (COM-CAT) beam line at the Advanced Photon Source (APS) located within Argonne National Laboratory in Darien, IL. The agreement calls for AXAS to operate the beam line for a minimum of
 1.5 years, at which time the Company has the option to renew the contract for an additional 3.5 years. As the operator of the beam line, the Company is entitled to charge for beam time utilized by third parties. Commitments for the operation of the beam line during the first 1.5 years total approximately $460,000. The contract requires the Company to secure a $1.0 million letter of credit with a financial institution that was received on October 30, 2001.

 On October 18, 2001, the Company announced an additional reduction in workforce of 24 personnel in order to reduce operating expenditures and conserve cash. A resulting pre-tax severance charge of approximately $800,000 will be recorded in the fourth quarter.



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

 ACQUISITIONS

 On May 31, 2000, we acquired all the outstanding common stock of ThermoGen, Inc. and Emerald BioStructures, Inc. The acquisitions were accounted for using the purchase method of accounting and our results of operations include the results of ThermoGen and Emerald BioStructures since the date of acquisition. We issued approximately 5.0 million shares of our Class A common stock in exchange for the outstanding shares of ThermoGen and Emerald BioStructures. The purchases resulted in approximately $55.7 million of goodwill and intangibles. See discussion below regarding the impairment of the certain intangible assets acquired.

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


 RESULTS OF OPERATIONS

 Three-month period ended September 30, 2001 compared with the three-month period ended September 30, 2000

 Contract revenue
 Total contract revenue including related party decreased $1.0 million, or 18%, to $4.2 million for the three-month period ended September 30, 2001, from $5.2 million for the three-month period ended September 30, 2000. Contract revenue excluding related party decreased $0.1 million, or 3%, to $4.2 million for the three-month period ended September 30, 2001, from $4.3 million for the three-month period ended September 30, 2000. Decreased contract revenue excluding related party resulted from a decline in contract closures associated with delays in executing larger collaborations. These collaborations typically require a higher level of senior management involvement from our clients, thereby extending the time frame in which contracts can be closed. Contract revenue-related party decreased $831,000, or 99%, to $12,000 for the three-month period ended September 30, 2001, from $843,000 for the three-month period ended September 30, 2000. The decrease in contract revenue-related party was a result of reduced project load resulting from the lead compounds of Advanced Life Sciences (ALS) progressing further down the drug development pipeline and into clinical trials.

 Gross profit
 Gross profit from total contract revenue decreased $1.2 million, or 45%, to $1.4 million for the three-month period ended September 30, 2001, from $2.6 million for the three-month period ended September 30, 2000. Gross profit excluding related party decreased $0.6 million, or 28%, to $1.4 million for the three-month period ended September 30, 2001, from $2.0 million for the three-month period ended September 30, 2000. Related party gross profit decreased $594,000, or 104%, to a loss of $26,000 for the three-month period ended September 30, 2001, from $568,000 in profit for the three-month period ended September 30, 2000.

 Gross profit as a percent of total contract revenue decreased to 34% for the three-month period ended September 30, 2001, from 50% for the three-month period ended September 30, 2000. Gross profit excluding related party as a percent of contract revenue decreased to 34% for the three-month period ended September 30, 2001, from 46% for the three-month period ended September 30, 2000. The majority of the reduction in gross profit excluding related party is attributable to reduced utilization due principally to the emphasis on selling multi-disciplinary service offerings in the marketplace. The lower utilization is also a result of new hires in scientific staff made prior to the recent general economic down turn. Because the scientific staff represents a fixed cost to the Company, utilization varies with changes in contract service revenue volume. A selected group of scientists that filled redundant positions created by the operating facility consolidation were terminated late in the third quarter. Due to the timing of these terminations, the impact on gross profit was immaterial for the three-month period ended September 30, 2001.

 Related party gross profit operated at negative margin during the three-month period ended September 30, 2001, from 67% for the three-month period ended September 30, 2000. The decrease in related party gross profit was a result of reduced project load attributable to ALS compounds moving into clinical trials and lower margin business with Advanced Life Sciences.

 Milestone and intellectual property revenue
 Milestone and intellectual property revenue decreased $482,000, or 74%, to $168,000 for the three-month period ended September 30, 2001, from $650,000 for the three-month period ended September 30, 2000. All milestone revenue for the three-month period ended September 30, 2000 was derived from related parties. Such revenue did not recur in the same period of 2001.

 Operating expenses
 Selling, general and administrative expenses increased $0.8 million, or 29%, to $3.8 million for the three-month period ended September 30, 2001, from $3.0 million for the three-month period ended September 30, 2000. As a percentage of total contract revenues, selling, general and administrative expenses increased 34% to 91% for the three-month period ended September 30, 2001, from 57% for the three-month period ended September 30, 2000. Increases in selling, general and administrative expenses were due to costs incurred in relation to operating as a public company and increased recruitment and relocation costs associated with several senior scientific positions.

 Research and development expenses include compensation and benefits for scientific personnel for work performed on un-funded proprietary research projects and costs of supplies and related chemicals. Non-funded research and development was $0.5 million for the three-month period ended September 30, 2001 compared to $0 for the three-month period ended September 30, 2000. This non-funded research and development is distinguished from the research expenses incurred prior to 2001. The research and development disclosed in our Annual Report on Form 10-K for 2000 represented research funded through SBIR grant programs, which are presented within contract service costs on the consolidated statement of operations.

 Depreciation and amortization expenses increased $0.4 million, or 27%, to $2.0 million for the three-month period ended September 30, 2001, from $1.6 million for the three-month period ended September 30, 2000 resulting from $0.2 million of depreciation expense associated with the new Woodridge facility and $0.2 for new capital equipment expenditures.

 Impairment and restructuring charges include approximately $703,000 of severance benefits and consolidation expenses incurred in connection with the reduction in workforce and operating facilities consolidation plans authorized by the Company's board of directors during the third quarter of 2001. As of September 30, 2001, 52 employees had been terminated, of which 33 were classified as general and administrative personnel and 19 were classified as scientific personnel. Scientific personnel terminated represented redundant positions resulting from the consolidation of operating facilities. The restructuring charge related to the reduction in workforce totaled approximately $586,000. Closure of operating facilities located in Chicago, Des Plaines and Lemont, Illinois and business development offices located in California and Massachusetts resulted in lease abandonment costs of approximately $117,000.

 As a result of the reduction in workforce and operating facility consolidation plans, the decline in the Company's market valuation and the failure of certain assets to generate the cash flows that were projected at the time of the ThermoGen and Emerald acquisitions, the Company conducted an impairment review of its long-lived assets, including the long-lived assets acquired through the ThermoGen and Emerald BioStructures acquisitions. Certain intangible assets were determined to be impaired because the carrying amounts of the assets exceeded the undiscounted future cash flows expected to be derived from the assets. These impairment losses were measured as the amount by which the carrying amounts of the assets exceeded the fair values of the assets, determined based on the discounted future cash flows expected to be derived from the assets. The resulting impairment charges totaled $34.2 million and $9.8 million for ThermoGen and Emerald BioStructures, respectively, for the three months ended September 30, 2001.

 Other expenses, net
 Interest income increased to $130,000 in the three-month period ended September 30, 2001, from $30,000 in the three-month period ended September 30, 2000. This increase is due to interest earned on the available-for-sale securities purchased with proceeds received from our October 2000 initial public offering.

 Interest expense decreased to $270,000 for the three-month period ended September 30, 2001, from $310,000 for the three-month period ended September 30, 2000. The decrease in interest expense was primarily attributable to the retirement of debt totaling $9.7 million in the fourth quarter of 2000, subsequent to the Company's IPO. The interest expense for the period ended September 30, 2001 included interest on the Woodridge facility mortgage loan. In the second quarter of 2001, the construction loan of this facility was converted into a mortgage loan.

 Income taxes
 An income tax benefit of $8.3 million was recognized for the three-month period ended September 30, 2001, compared to a tax benefit of $580,000 for the three-month period ended September 30, 2000. The tax benefit for the three-month period ended September 30, 2001 primarily resulted from the decrease in deferred tax liability attributable to intangible assets written down in connection with the impairment charge as stated above. The 16.7% effective tax rate for the three-month period ended September 30, 2001 reflects the establishment of a $3.3 million valuation allowance and the $7.3 million tax effect from the amortization and impairment of nondeductible goodwill.

 Nine-month period ended September 30, 2001 compared with the nine-month period ended September 30, 2000

 Contract revenue
 Total contract revenue including related party increased $0.9 million, or 7%, to $15.0 million for the nine-month period ended September 30, 2001, from $14.1 million for the nine-month period ended September 30, 2000. This increase was principally due to revenue generated from the May 2000 acquisitions. Contract revenue excluding related party increased $0.4 million, or 3%, to $12.3 million for the nine-month period ended September 30, 2001, from $11.9 million for the nine-month period ended September 30, 2000. Increased contract revenue excluding related party was achieved from higher volume in our service offerings for structural biology and additional research grants. Contract revenue-related party increased $0.5 million, or 24%, to $2.7 million for the nine-month period ended September 30, 2001, from $2.2 million for the nine-month period ended September 30, 2000. The increase in contract revenue-related party was achieved primarily from a chemical synthesis and scale up project with Advanced Life Sciences.

 Gross profit
 Gross profit from total contract revenue decreased 17% to $5.8 million for the nine-month period ended September 30, 2001, from $7.0 million for the nine-month period ended September 30, 2000. Gross profit excluding related party decreased $1.6 million, or 28%, to $4.1 million for the nine-month period ended September 30, 2001, from $5.7 million for the nine-month period ended September 30, 2000. Related party gross profit increased $0.5 million, or 34%, to $1.8 million for the nine-month period ended September 30, 2001, from $1.3 million for the nine-month period ended September 30, 2000.

 Gross profit as a percent of total contract revenue decreased to 39% for the nine-month period ended September 30, 2001, from 50% for the nine-month period ended September 30, 2000. Gross profit excluding related party as a percent of contract revenue decreased to 33% for the nine-month period ended September 30, 2001, from 48% for the nine-month period ended September 30, 2000. The majority of the reduction in gross profit excluding related party is attributable to reduced utilization due principally to the emphasis on selling multi-disciplinary service offerings in the marketplace. The lower utilization is also a result of new hires in scientific staff made prior to the recent general economic down turn. Because the scientific staff represents a fixed cost to the Company, utilization varies with changes in contract service revenue volume. A selected group of scientists that filled redundant positions created by the operating facility consolidation were terminated late in the third quarter. Due to the timing of these terminations, the impact on gross profit was immaterial for the nine-month period ended September 30, 2001.

 Related party gross profit increased to 65% of related party contract revenue for the nine-month period ended September 30, 2001, from 60% for the nine-month period ended September 30, 2000. This increase is attributed to a chemical synthesis and scale up project with Advanced Life Sciences.

 Milestone and intellectual property revenue
 Milestone and intellectual property revenue decreased $676,000, or 55%, to $546,000 for the nine-month period ended September 30, 2001, from $1.2 million for the nine-month period ended September 30, 2000 due to a decrease in related party drug development activity which has proceeded into clinical trials. All milestone revenue earned in 2001 represented third party activity.

 Operating expenses
 Selling, general and administrative expenses increased $5.0 million, or 71%, to $12.1 million for the nine-month period ended September 30, 2001, from $7.1 million for the nine-month period ended September 30, 2000. As a percentage of total contract revenues, selling, general and administrative expenses increased 31 percentage points to 81% for the nine-month period ended September 30, 2001, from 50% for the nine-month period ended September 30, 2000. The increase in selling, general and administrative expenses was due primarily to expanding our geographic presence through four new market locations including two new sales offices, an increase in administrative and marketing personnel to support our expanding operations and customer base, an increase in administrative expenses associated with the ThermoGen and Emerald BioStructures operations, an increase in facility costs associated with the development of our Woodridge Discovery Center and costs associated with operating as a public company.

 Research and development expenses include compensation and benefits for scientific personnel for work performed on un-funded proprietary research projects and costs of supplies and related chemicals. Research and development was $1.3 million for the nine-month period ended September 30, 2001 compared to $0 for the nine-month period ended September 30, 2000. This non-funded research and development is distinguished from the research expenses incurred prior to 2001. The research and development disclosed in our Annual Report on Form 10-K for 2000 represented research funded through SBIR grant programs, which are presented within contract service costs on the consolidated statement of operations.

 Depreciation and amortization expenses increased $3.3 million, or 126%, to $5.9 million for the nine-month period ended September 30, 2001, from $2.6 million for the nine-month period ended September 30, 2000. The increase was due to $2.1 million of amortization expense resulting from intangible assets acquired in the ThermoGen and Emerald BioStructures acquisitions, $0.7 million of depreciation expense associated with facilities expansion, with the balance being the result of additional capital spending.

 Impairment and restructuring charges include approximately $703,000 of severance benefits and consolidation expenses incurred in the reduction in workforce and operating facilities consolidation plans authorized by the Company's board of directors during the third quarter of 2001. For the nine-month period ended September 30, 2001, 52 employees had been terminated, of which 33 were classified as general and administrative personnel and 19 were classified as scientific personnel. Scientific personnel terminated represented redundant positions resulting from the consolidation of operating facilities. The restructuring charge related to the reduction in workforce totaled approximately $586,000. Closure of operating facilities located in Chicago and Des Plaines, Illinois and business development offices located in California and Massachusetts resulted in lease abandonment costs of approximately $117,000.

 As a result of the reduction in workforce and operating facility consolidation plans, the decline in the Company's market valuation and the failure of certain assets to generate the cash flows that were projected at the time of the ThermoGen and Emerald acquisitions, the Company conducted an impairment review of its long-lived assets, including the long-lived assets acquired through the ThermoGen and Emerald BioStructures acquisitions. Certain intangible assets were determined to be impaired because the carrying amounts of the assets exceeded the undiscounted future cash flows expected to be derived from the assets. These impairment losses were measured as the amount by which the carrying amounts of the assets exceeded the fair values of the assets, determined based on the discounted future cash flows expected to be derived from the assets. The resulting impairment charges totaled $34.2 million and $9.8 million for ThermoGen and Emerald BioStructures, respectively, for the nine months ended September 30, 2001.

 Other expenses, net
 Interest income increased to $547,000 in the nine-month period ended September 30, 2001, from $148,000 in the nine-month period ended September 30, 2000. This increase is due to interest earned on the available-for-sale securities purchased with proceeds received from our October 2000 initial public offering.

 Interest expense decreased to $609,000 for the nine-month period ended September 30, 2001, from $786,000 for the nine-month period ended September 30, 2000. The decrease in interest expense was primarily attributable to the retirement of debt totaling $9.7 million in the fourth quarter of 2000, subsequent to the Company's IPO. The interest expense for the period ended September 30, 2001 included interest on the Woodridge facility construction loan and mortgage loan. Interest paid on the construction loan was capitalized until March 2001. In the second quarter of 2001, the construction loan on this facility was converted into a mortgage loan.

 Income taxes
 An income tax benefit of $10.7 million was recognized in the nine-month period ended September 30, 2001 compared to a tax benefit of $580,000 for the nine-month period ended September 30, 2000. The tax benefit for the nine-month period ended September 30, 2001 primarily resulted from the decrease in deferred tax liability attributable to intangible assets written down in connection with the impairment charge as stated above. The 18.6% effective tax rate for the nine-month period ended September 30, 2001 reflects the establishment of a $3.3 million valuation allowance and the $7.6 million tax effect from the amortization and impairment of nondeductible goodwill.

 LIQUIDITY AND CAPITAL RESOURCES

 We have historically funded our business through cash flows from operations, proceeds from borrowings and the issuance of preferred stock and public common stock. During the nine-month period ended September 30, 2001, we used $11.0 million in cash flows from operations. Of the $11.0 million, $3.0 million was related to non-recurring facility expenditures for construction of the Woodridge Discovery Center and $8.0 million was attributable to 2001 operations. For the year ended December 31, 2000, we generated $1.0 million in cash flows from operations.

 During the nine-month period ended September 30, 2001, cash used in investing activities totaled $1.9 million as compared to $29.2 million for the year ended December 31, 2000. This change during 2001 was primarily attributable to the decrease in capital expenditures and the sale of available-for-sale securities.

 During the nine-month period ended September 30, 2001 and the year ended December 31, 2000, total capital expenditures were $3.9 million and $20.3 million, respectively. Capital expenditures incurred in 2001 were predominantly for the purchase of laboratory equipment to enhance our service offerings in medicinal chemistry and structural proteomics, capital expenditures incurred in 2000 were attributable to the construction of the Woodridge Discovery Center.

 Net cash provided by financing activities for the nine-months ended September 30, 2001, totaled $2.4 million. For the year ended December 31, 2000, cash provided by financing activities totaled $32.7 million. The change is primarily due to the Company's initial public offering in 2000.

 In April 1999, we began to develop a 14-acre site in Woodridge, Illinois for the construction of a new 100,000 square foot headquarters and discovery laboratories center. This facility cost $18.5 million for construction and an additional $3.8 million for laboratory instrumentation, software, furniture and equipment upgrades. In May 2000, we received an 18-month construction loan in the amount of $12.0 million to finance the project. Effective June 1, 2001, we converted the $12.0 million construction loan into a 5-year mortgage loan amortized over 20 years. At September 30, 2001, $11,850,000 was outstanding on this loan. The new facility came into operation in the first quarter of 2001. The new offices and laboratories were developed with the capability of being expanded by an additional 100,000 square feet on an adjacent portion of the 14-acre site.

 Working capital was $7.5 million at September 30, 2001, compared to $18.3 million at December 31, 2000. The decrease in working capital at September 30, 2001, was primarily due to the operating loss, a reduction of accounts payable and accrued expenses, and an increase in accounts receivable.

 We believe that the remaining net proceeds from our initial public offering, together with cash generated from operations and borrowings under the mortgage loan, will be sufficient to fund our anticipated working capital needs and capital expenditures, other than financing necessary to complete future acquisitions, if any, for at least the next 9 months. The Company has recently executed a cost reduction program to eliminate a significant portion of its workforce and reduce annual operating expenses in order to preserve working capital. In order to provide working capital beyond the second quarter of 2002, the Board of Directors has authorized management to pursue various fund raising activities including the private place of the Company's common stock. Additional alternatives for raising capital include an investment from a strategic partner and a sale-leaseback of the Woodridge Discovery Center. Future acquisitions, if any, could be funded with the issuance of debt or equity securities. There can be no assurance that attractive acquisition opportunities will be available to us or will be available at prices and upon such other terms that are attractive to us. We regularly evaluate potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. As a general rule, we will publicly announce such acquisitions only after a definitive purchase agreement has been signed. In addition, in order to meet our long-term liquidity needs or consummate future acquisitions, we may incur additional indebtedness or issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to us or at all. Our failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our strategy and could negatively affect our operations in future periods.


 RECENT ACCOUNTING PRONOUNCEMENTS

 In July 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets" were issued. In October 2001, SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 141 also requires identified assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria.

 SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually. Identified intangible assets should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144. Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test should be reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test should be performed in the year of adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, (although early adoption would be permitted in certain circumstances) and must be adopted as of the beginning of a fiscal year. Retroactive application is not permitted. The Company is in the process of evaluating the impact that adoption of SFAS No. 142 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

 SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is in the process of evaluating the impact that adoption of SFAS No. 144 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

 The discussion of our results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements and the notes thereto included within this report. This Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those contained in the forward-looking statements and therefore, prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors, including, without limitation, a reduction in research and development spending in the pharmaceutical and biotechnology industries, our ability to compete in multiple areas of the drug development technology and services industry, the loss of a significant customer, the termination of contracts on short notice, our ability to attract and retain scientific personnel, the impact of government regulations on our service offerings, our ability to raise additional capital to meet our future liquidity needs, our ability to produce proprietary technology, to protect our intellectual property and to license technologies from others. We refer you to the detailed discussion of these and other risk factors contained in our registration statement on Form S-1, as declared effective on October 26, 2000.


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

 Interest rate risk

 A portion of the mortgage loan has a floating rate of LIBOR plus 225 basis points. Accordingly, any movement in LIBOR will impact the Company's interest expense. The outstanding mortgage loan balance at September 30, 2001 was $11.85 million. Based on this balance, a hypothetical 10% increase in LIBOR would result in an increase in annual interest expense of approximately $36,600. The Company has not historically used interest rate swaps, caps or other derivative financial instruments for the purpose of hedging fluctuations in interest rates on its floating rate debt. Consequently, an increase in interest rates could have an adverse effect on the Company's future results.


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



 Date:  November 8, 2001